Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1996-08-15
CIK 859905

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                 Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     28,835          41,056
  Receivable from Managing
   General Partner                                 65,442           2,318
                                                ---------       ---------
      Total current assets                         94,277          43,374
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,937,669       3,928,315
  Less accumulated depreciation,
    depletion and amortization                  3,472,000       3,413,000
                                                ---------       ---------
      Net oil and gas properties                  465,669         515,315
                                                ---------       ---------
                                             $    559,946         558,689
                                                =========       =========
     Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $      3,350           -
  Distributions payable                               673             724
                                                ---------       ---------
      Total current liabilities                     4,023             724
                                                ---------       ---------
Partners' equity:
  General partners                                 (6,919)        (12,615)
  Limited partners                                562,842         570,580
                                                ---------       ---------
      Total partners' equity                      555,923         557,965
                                                ---------       ---------
                                             $    559,946         558,689
                                                =========       =========

PAGE

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   191,517    173,027    429,255    351,429
Interest                              254        274        515        545
                                  -------    -------    -------    -------
                                  191,771    173,301    429,770    351,974
                                  -------    -------    -------    -------

     Expenses

Production                         97,966    125,039    274,280    253,749
General and administrative         19,404     20,451     47,532     49,807
Depreciation, depletion and
  amortization                     27,000     26,890     59,000     53,780
                                  -------    -------    -------    -------
                                  144,370    172,380    380,812    357,336
                                  -------    -------    -------    -------
Net income (loss)             $    47,401        921     48,958     (5,362)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     6,696      2,503      9,716      4,358
                                  =======    =======    =======    =======
  General Partner             $       744        278      1,080        484
                                  =======    =======    =======    =======
  Limited Partners            $    39,961     (1,860)    38,162    (10,204)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      3.81       (.18)      3.64       (.97)
                                  =======    =======    =======    =======

PAGE

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from sale of
   oil and gas                                      $   406,795    358,391
  Cash paid to suppliers                               (359,126)  (304,049)
  Interest received                                         515        545
                                                        -------    -------
    Net cash provided by operating
     activities                                          48,184     54,887
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (9,359)    (3,829)
  Sale of oil and gas properties                              5       -
  Sale of equipment                                        -           750
                                                        -------    -------
    Net cash used in investing activities                (9,354)    (3,079)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (51,051)   (59,149)
                                                        -------    -------
Net decrease in cash and cash equivalents               (12,221)    (7,341)

  Beginning of period                                    41,056     35,997
                                                        -------    -------
  End of period                                     $    28,835     28,656
                                                        =======    =======

                                                                (continued)

PAGE

                 Southwest Oil & Gas Income Fund X-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income (loss)
  to net cash provided by operating
  activities:

Net income (loss)                                   $    48,958     (5,362)

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

    Depreciation, depletion and
     amortization                                        59,000     53,780
    (Increase) decrease in receivables                  (22,460)     6,962
    Decrease in payables                                (37,314)      (493)
                                                        -------    -------
Net cash provided by operating
  activities                                        $    48,184     54,887
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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.01     17.32        16%
Average price per mcf of gas             $    2.59      2.15        20%
Oil production in barrels                    8,700     9,200        (5%)
Gas production in mcf                        7,000     6,200        13%
Gross oil and gas revenue                $ 191,517   173,027        11%
Net oil and gas revenue                  $  93,551    47,988        95%
Partnership distributions                $  40,000    30,000        33%
Limited partner distributions            $  36,000    27,000        33%
Per unit distribution to limited
 partners                                $    3.43      2.58        33%
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $191,517 from $173,027 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 11%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 16%, or $2.69 per barrel, resulting in an increase of approximately $24,700 in revenues. Oil sales represented 91% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 92% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $.44 per mcf, resulting in an increase of approximately $2,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $27,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 500 barrels or 5% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $10,000 in revenues.

    Gas production increased approximately 800 mcf or 13% during the same period, resulting in an increase of approximately $2,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $7,900.

Costs and Expenses

Total costs and expenses decreased to $144,370 from $172,380 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 16%. The decrease is the result of lower lease operating costs and general and administrative expense, offset by an increase in depletion expense.

1. Lease operating costs and production taxes were 22% lower, or approximately $27,100 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of an adjustment for an overcharge during a prior period.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,000 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense increased to $27,000 for the quarter ended June 30, 1996 from $26,890 for the same period in 1995. This represents an increase of less than 1%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.24     16.82         8%
Average price per mcf of gas             $    2.41      2.04        18%
Oil production in barrels                   21,500    19,300        11%
Gas production in mcf                       15,500    12,800        21%
Gross oil and gas revenue                $ 429,255   351,429        22%
Net oil and gas revenue                  $ 154,975    97,680        59%
Partnership distributions                $  51,000    59,000       (14%)
Limited partner distributions            $  45,900    53,100       (14%)
Per unit distribution to limited
 partners                                $    4.38      5.06       (14%)
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $429,255 from $351,429 for the six months ended June 30, 1996 and 1995, respectively, an increase of 22%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 8%, or $1.42 per barrel, resulting in an increase of approximately $27,400 in revenues. Oil sales represented 91% of total oil and gas sales during the six months ended June 30, 1996 as compared to 93% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $.37 per mcf, resulting in an increase of approximately $4,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $32,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production increased approximately 2,200 barrels or 11% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in an increase of approximately $40,100 in revenues.

    Gas production increased approximately 2,700 mcf or 21% during the same period, resulting in an increase of approximately $6,500 in revenues.

    The total increase in revenues due to the change in production is approximately $46,600.

Costs and Expenses

Total costs and expenses increased to $380,812 from $357,336 for the six months ended June 30, 1996 and 1995, respectively, an increase of 7%. The increase is the result of higher lease operating costs and depletion expense, offset by a decline in general and administrative expense.

1. Lease operating costs and production taxes were 8% higher, or approximately $20,500 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in lease operating costs is primarily attributable to litigation costs on one lease, offset by an adjustment for an overcharge during a prior period

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,300 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense increased to $59,000 for the six months ended June 30, 1996 from $53,780 for the same period in 1995. This represents an increase of 10%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the six months ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $48,200 in the six months ended June 30, 1996 as compared to approximately $54,900 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $9,400 in the six months ended June 30, 1996 as compared to approximately $3,100 in the six months ended June 30, 1995. The principle use of the 1996 cash flow used in investing activities was the additions to oil and gas properties, offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $51,100 in the six months ended June 30, 1996 as compared to approximately $59,100 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $51,000 of which $45,900 was distributed to the limited partners and $5,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $4.38. Total distributions during the six months ended June 30, 1995 were $59,000 of which $53,100 was distributed to the limited partners and $5,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $5.06.

The sources for the 1996 distributions of $51,000 were oil and gas operations of approximately $48,200 and the sale of oil and gas properties of approximately $5, offset by additions to oil and gas properties of approximately $9,400, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $59,000 were oil and gas operations of approximately $54,900 and the sale of oil and gas properties of approximately $800, offset by additions to oil and gas properties of approximately $3,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,386,906 have been made to the partners. As of June 30, 1996, $2,198,685 or $209.72 per limited partner unit has been distributed to the limited partners, representing a 42% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $90,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996