Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1996-11-13
CIK 859905

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     15,921          41,056
  Receivable from Managing
   General Partner                                 65,115           2,318
                                                ---------       ---------
      Total current assets                         81,036          43,374
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,937,842       3,928,315
  Less accumulated depreciation,
   depletion and amortization                   3,497,000       3,413,000
                                                ---------       ---------
      Net oil and gas properties                  440,842         515,315
                                                ---------       ---------
                                             $    521,878         558,689
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable             566             724
                                                ---------       ---------
Partners' equity:
  General partners                                 (7,881)        (12,615)
  Limited partners                                529,193         570,580
                                                ---------       ---------
      Total partners' equity                      521,312         557,965
                                                ---------       ---------
                                             $    521,878         558,689
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   182,348    123,469    611,603    474,899
Interest                              252        167        767        712
                                  -------    -------    -------    -------
                                  182,600    123,636    612,370    475,611
                                  -------    -------    -------    -------

     Expenses

Production                        117,699    129,980    391,978    383,730
General and administrative         20,511     20,213     68,045     70,021
Depreciation, depletion and
 amortization                      25,000     17,667     84,000     71,447
                                  -------    -------    -------    -------
                                  163,210    167,860    544,023    525,198
                                  -------    -------    -------    -------
Net income (loss)             $    19,390    (44,224)    68,347    (49,587)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     3,995     (2,390)    13,711      1,967
                                  =======    =======    =======    =======
  General Partner             $       444       (266)     1,523        219
                                  =======    =======    =======    =======
  Limited Partners            $    14,951    (41,568)    53,113    (51,773)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      1.43      (3.96)      5.07      (4.94)
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from sale of
   oil and gas                                      $   573,935    502,657
  Cash paid to suppliers                               (485,152)  (443,974)
  Interest received                                         767        712
                                                       --------    -------
    Net cash provided by operating
     activities                                          89,550     59,395
                                                       --------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (10,567)    (5,327)
  Sale of oil and gas properties                          1,040         -
  Sale of equipment                                          -       4,026
                                                       --------    -------
    Net cash used in investing activities                (9,527)    (1,301)
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                            (105,158)   (74,013)
                                                       --------    -------
Net decrease in cash and cash equivalents               (25,135)   (15,919)

  Beginning of period                                    41,056     35,997
                                                       --------    -------
  End of period                                     $    15,921     20,078
                                                       ========    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income (loss)
 to net cash provided by operating activities:

Net income (loss)                                   $    68,347    (49,587)

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:

    Depreciation, depletion and
     amortization                                        84,000     71,447
    (Increase) decrease in receivables                  (37,668)    27,758
    Increase (decrease) in payables                     (25,129)     9,777

Net cash provided by operating                          -------    -------
  activities                                        $    89,550     59,395
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.95     15.30        37%
Average price per mcf of gas             $    2.14      2.16        (1%)
Oil production in barrels                    7,900     7,200        10%
Gas production in mcf                        7,800     6,000        30%
Gross oil and gas revenue                $ 182,348   123,469        48%
Net oil and gas revenue(loss)            $  64,649    (6,511)    1,093%
Partnership distributions                $  54,000    15,000       260%
Limited partner distributions            $  48,600    14,000       247%
Per unit distribution to limited
 partners                                $    4.64      1.34       247%
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $182,348 from $123,469 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 48%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 37%, or $5.65 per barrel, resulting in an increase of approximately $40,700 in revenues. Oil sales represented 91% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 89% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.02 per mcf, resulting in a decrease of approximately $100 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $40,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 700 barrels or 10% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $14,700 in revenues.

    Gas production increased approximately 1,800 mcf or 30% during the same period, resulting in an increase of approximately $3,900 in revenues.

    The total increase in revenues due to the change in production is approximately $18,600.

Costs and Expenses

Total costs and expenses decreased to $163,210 from $167,860 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 3%. The decrease is the result of lower lease operating costs, offset by an increase in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 9% lower, or approximately $12,300 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs increased 1%
    or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense increased to $25,000 for the quarter ended September 30, 1996 from $17,000 for the same period in 1995. This represents an increase of 47%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.97     16.40         16%
Average price per mcf of gas             $    2.43      2.08         17%
Oil production in barrels                   29,400    26,600         11%
Gas production in mcf                       22,300    18,800         19%
Gross oil and gas revenue                $ 611,603   474,899         29%
Net oil and gas revenue                  $ 219,625    91,169        141%
Partnership distributions                $ 105,000    74,000         42%
Limited partner distributions            $  94,500    67,100         41%
Per unit distribution to limited
 partners                                $    9.01      6.40         41%
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $611,603 from $474,899 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 29%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 16%, or $2.57 per barrel, resulting in an increase of approximately $68,400 in revenues. Oil sales represented 91% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 92% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.35 per mcf, resulting in an increase of approximately $6,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $75,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,800 barrels or 11% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in an increase of approximately $53,100 in revenues.

    Gas production increased approximately 3,500 mcf or 19% during the same period, resulting in an increase of approximately $8,500 in revenues.

    The total increase in revenues due to the change in production is approximately $61,600.

Costs and Expenses

Total costs and expenses increased to $544,023 from $525,198 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 4%. The increase is the result of higher lease operating costs and depletion expense, offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 2% higher, or approximately $8,200 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,000 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense increased to $84,000 for the nine months ended September 30, 1996 from $67,000 for the same period in 1995. This represents an increase of 25%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the nine months ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $89,600 in the nine months ended September 30, 1996 as compared to approximately $59,400 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $9,500 in the nine months ended September 30, 1996 as compared to approximately $1,300 in the nine months ended September 30, 1995. The principle use of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $105,200 in the nine months ended September 30, 1996 as compared to approximately $74,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $105,000 of which $94,500 was distributed to the limited partners and $10,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $9.01. Total distributions during the nine months ended September 30, 1995 were $74,000 of which $67,100 was distributed to the limited partners and $6,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $6.40.

The sources for the 1996 distributions of $105,000 were oil and gas operations of approximately $89,600 and the sale of oil and gas properties of approximately $1,000, offset by additions to oil and gas properties of approximately $10,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $74,000 were oil and gas operations of approximately $59,400 and the sale of oil and gas properties of approximately $4,000, offset by additions to oil and gas properties of approximately $5,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,440,906 have been made to the partners. As of September 30, 1996, $2,247,285 or $214.35 per limited partner unit has been distributed to the limited partners, representing a 43% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $80,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996