Form 10-K
period 1996-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1997-03-27
CIK 859905

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number   0-18996

                 Southwest Oil & Gas Income Fund X-A, L.P.
                 (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                    75-2310854
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                  79701
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code   (915) 686-9927

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                       limited partnership interests

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:     Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [x]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The total number of pages contained in this report is 42.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 9

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 9

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .10

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .12

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .34

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .35

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .38

12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

13.  Certain Relationships and Related Transactions. . . . . . . . . . .40

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .41

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                  Part I


Item 1.   Business

General
Southwest Oil & Gas Income Fund X-A, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on January 29, 1990. The offering of limited partnership interests began May 11, 1990 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program (the "Program"). Minimum capital requirements for the Partnership were met on August 15, 1990, with the offering of limited partnership interests concluding on November 30, 1990. The Partnership has no subsidiaries.

The Partnership has acquired interests in producing oil and gas properties, and produced and marketed the crude oil and natural gas produced from such properties. In most cases, the Partnership purchased working interests in oil and gas properties. The Partnership purchased either all or part of the rights and obligations under various oil and gas leases.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources, and make it particularly difficult to estimate future prices of oil and natural gas.

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          91%           9%
                    1995          92%           8%
                    1994          90%          10%


As the table indicates, the majority of the Partnership's revenue is from its oil production; therefore, Partnership revenues will be highly dependent upon the future prices and demands for oil.

Seasonality of Business
Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volumes sold by the Partnership have not fluctuated materially with the change of season.

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 83% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 36%, Anadarko Petroleum Corporation 22%, Navajo Refining Company, Inc. 14% and Mobil Corporation 11%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1995: Scurlock Permian Corporation, Navajo Refining Company, Inc. and Mobil Corporation purchased 47%, 15% and 14%, respectively. Four purchasers accounted for 76% of the Partnership's total oil and gas production during 1994: Scurlock Permian Corporation, Navajo Refining Company, Inc., Mobil Corporation and Anadarko Petroleum Corporation purchased 41%, 12%, 12% and 11%, respectively.

All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

Competition
Because the Partnership has utilized all of its funds available for the acquisition of interests in producing oil and gas properties, it is not subject to competition from other oil and gas property purchasers. See Item 2, Properties.

Factors that may adversely affect the Partnership include delays in completing arrangements for the sale of production, availability of a market for production, rising operating costs of producing oil and gas and complying with applicable water and air pollution control statutes, increasing costs and difficulties of transportation, and marketing of competitive fuels. Moreover, domestic oil and gas must compete with imported oil and gas and with coal, atomic energy, hydroelectric power and other forms of energy.

Regulation

Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at which the Partnership may sell its natural gas production are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

Environmental - The Partnership's oil and gas activities are subject to extensive federal, state and local laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations carry substantial penalties. This regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. The Managing General Partner is unable to predict what, if any, effect compliance will have on the Partnership.

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996, there were 245 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular producing property was to be acquired, the Managing General Partner considered such criteria as estimated oil and gas reserves, estimated cash flow from the sale of production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves, the potential for secondary, tertiary and other enhanced recovery projects and the availability of markets.

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Culberson, DeWitt, Duval, Gaines, Hockley, Lamb, Matagorda, Midland, Pecos, Runnels, Terry, Upton and Ward Counties of Texas. These properties consist of various interests in approximately 176 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1996, 1995 and 1994.

Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

During 1996, three leases were sold for $1,050. The JH King was sold effective August 1996 and the Fair-Wendt and CW Hahl were sold effective December 1996.

During 1995, three leases were sold for approximately $55,800. The Zahn was sold effective September 1995 and the Meeker and Slouson were sold effective November 1995.

During 1994, three leases were sold for approximately $334,600. The Caddell, Cook #1 and Cook #2 were sold effective January 1994.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves**
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Texas Crude           12/90* at 17.5%    13        144,944           -
Acquisition           to 50% working
Gaines, Hockley,      interest
Terry and Culberson
Counties, Texas
Lea County, New
Mexico

Freer Acquisition     9/91 at 1%         26         29,880         28,450
Duval County,         to 5% working
Texas                 interest

Exxon Rhoda Walker    11/90 at 5%         4         48,954         78,021
Acquisition           to 50% working
Ward County, Texas    interest

*Per the terms of the purchase, the Partnership received production runs from a period prior to the date of purchase.

*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $23.83 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $4.16 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated. Unanticipated depletion, if it occurs, will result in lower reserves than previously estimated; thus an ultimately lower return for the Partnership. Basic changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates. A year of new information, which is pertinent to the estimation of future recoverable volumes, is available during the subsequent year evaluation.

In applying industry standards and procedures, the new data may cause the previous estimates to be revised. This revision may increase or decrease the earlier estimated volumes. Pertinent information gathered during the year may include actual production and decline rates, production from offset wells drilled to the same geologic formation, increased or decreased water production, workovers, and changes in lifting costs, among others. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

The Partnership has reserves which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves in conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

                                  Part II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information
Limited partnership interests, or units, in the Partnership were initially offered and sold for a price of $500. Limited partner units are not traded on any exchange and there is no public or organized trading market for them. The Managing General Partner has become aware of certain limited and sporadic transfers of units between limited partners and third parties, but has no verifiable information regarding the prices at which such units have been transferred. Further, a transferee may not become a substitute limited partner without the consent of the Managing General Partner.

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1996, 32 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $201.93 per unit. As of December 31, 1995 and 1994, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 1996, there were 572 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 1996, twelve monthly distributions were made totaling $153,000, with $137,700 distributed to the limited partners and $15,300 to the general partners. For the year ended December 31, 1996, distributions of $13.13 per limited partner unit were made, based upon 10,484 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $98,039, with $89,939 distributed to the limited partners and $8,100 to the general partners. For the year ended December 31, 1995, distributions of $8.58 per limited partner unit were made, based on 10,484 limited partner units outstanding. During 1994, twelve monthly distributions were made totaling $485,848, with $457,953 distributed to the limited partners and $27,895 to the general partners. For the year ended December 31, 1994, distributions of $43.68 per limited partner unit were made, based on 10,484 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                       -----------------------------------------------------
                         1996      1995      1994       1993       1992
                         ----      ----      ----       ----       ----
Revenues           $   832,224    587,819    801,080  1,068,693  1,373,000

Net income (loss)      173,666    (97,954)    30,123   (731,033)  (213,498)

Partners' share
 of net income (loss):

  General
   partners             23,067     (1,447)    15,068     31,152     46,106

  Limited
   partners            150,599    (96,507)    15,055   (762,185)  (259,604)

Limited partners'
 net income (loss)
  per unit               14.36      (9.21)      1.44     (72.70)    (24.76)

Limited partners'
 cash distributions
  per unit               13.13       8.58      43.68      44.07      50.75

Total assets       $   579,581    558,689    763,334  1,213,084  2,442,445

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute any net proceeds from operations to the general and limited partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that producing facilities and wells are reworked or where methods are, employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements and on the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners is therefore expected to fluctuate in later years based on these factors.

Based on current conditions, management anticipates participating in a farmout agreement and performing workovers during the next two years to enhance production. The Partnership may undergo an increase later in 1997 and possibly in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

Results of Operations

A.   General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                               Year Ended       Percentage
                                              December 31,       Increase
                                             1996      1995     (Decrease)
                                             ----      ----     ----------

Average price per barrel of oil          $    19.53     16.28      20%
Average price per mcf of gas             $     2.54      2.08      22%
Oil production in barrels                    38,000    33,000      15%
Gas production in mcf                        29,200    23,800      23%
Gross oil and gas revenue                $  816,345   587,070      39%
Net oil and gas revenue                  $  302,673    75,107     303%
Partnership distributions                $  153,000    98,039      56%
Limited partner distributions            $  137,700    89,939      53%
Per unit distribution to limited
 partners                                $    13.13      8.58      53%
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $816,345 from $587,070 for the years ended December 31, 1996 and 1995, respectively, an increase of 39%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 20%, or $3.25 per barrel, resulting in an increase of approximately $107,300 in revenues. Oil sales represented 91% of total oil and gas sales during the year ended December 31, 1996 as compared to 92% during the year ended December 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.46 per mcf, resulting in an increase of approximately $10,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $118,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 5,000 barrels or 15% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in an increase of approximately $97,700 in revenues.

    Gas production increased approximately 5,400 mcf or 23% during the same period, resulting in an increase of approximately $13,700 in revenues.

    The total increase in revenues due to the change in production is approximately $111,400.

3. Subsequent to December 31, 1996, the Partnership received $14,850 from a lawsuit settlement between Scana Petroleum, the oil and gas purchaser for the Ethel Cornelius lease, and the lease's operator, Alltex Exploration, concerning pricing.

Costs and Expenses

Total costs and expenses decreased to $658,558 from $685,773 for the years ended December 31, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of lower general and administrative expense and depletion expense, offset by an increase in lease operating expense.

1. Lease operating costs and production taxes were less than 1% higher, or approximately $1,700 more during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,400 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $57,000 for the year ended December 31, 1996 from $79,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $31,000 as of December 31, 1995.

B.  General Comparison of the Years Ended December 31, 1995 and 1994

The following table provides certain information regarding performance factors for the years ended December 31, 1995 and 1994:

                                              Year Ended        Percentage
                                              December 31,       Increase
                                             1995      1994     (Decrease)
                                             ----      ----     ----------

Average price per barrel of oil          $    16.28     14.67      11%
Average price per mcf of gas             $     2.08      1.90       9%
Oil production in barrels                    33,000    48,700     (32%)
Gas production in mcf                        23,800    44,000     (46%)
Gross oil and gas revenue                $  587,070   798,089     (26%)
Net oil and gas revenue                  $   75,107   240,305     (69%)
Partnership distributions                $   98,039   485,848     (80%)
Limited partner distributions            $   89,939   457,953     (80%)
Per unit distribution to limited
 partners                                $     8.58     43.68     (80%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $587,070 from $798,089 for the years ended December 31, 1995 and 1994, respectively, a decrease of 26%. The principal factors affecting the comparison of the years ended December 31, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 by 11%, or $1.61 per barrel, resulting in an increase of approximately $78,400 in revenue. Oil sales represented 92% of total oil and gas sales during the year ended December 31, 1995 as compared to 90% during the year ended December 31, 1994.

     The average price received for an mcf of gas received by the Partnership increased during the same period by 9%, or $.18 per mcf, resulting in an increase of approximately $7,900 in revenue.

     The total increase in revenue due to the change in prices received from oil and gas production is approximately $86,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 15,700 barrels or 32% during the year ended December 31, 1995 as compared to the year ended December 31, 1994, resulting in a decrease of approximately $255,600 in revenue.

     Gas production decreased approximately 20,200 mcf or 46% during the same period, resulting in a decrease of approximately $42,000 in revenue.

     The total decrease in revenue due to the change in production is approximately $297,600. The decrease is primarily attributable to property sales and mechanical failures in 1995.

Costs and Expenses

Total costs and expenses decreased to $685,773 from $770,957 for the years ended December 31, 1995 and 1994, respectively, a decrease of 11%. The decline is the result of a decrease in production costs, general and administrative expense and depletion.

1. Lease operating costs and production taxes were 8% lower, or approximately $45,800 less during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease is a result of the property sales and workover costs incurred in 1994.

2. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,300 during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

3. Depletion expense decreased to $79,000 for the year ended December 31, 1995 from $113,000 for the same period in 1994. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in oil and gas production for the year ended December 31, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

C.   Revenue and Distribution Comparison

Partnership income or (loss) for the years ended December 31, 1996, 1995 and 1994 was $173,666 in 1996, $(97,954) in 1995 and $30,123 in 1994. Excluding
the effects of depreciation, depletion and amortization, net income or (loss) would have been $230,666 in 1996, $(14,467) in 1995 and $150,683 in 1994.
Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $153,000, $98,039 and $485,848, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The sources for the 1996 distributions of $153,000 were oil and gas operations of $132,800 and property sales of approximately $1,300, offset by additions to oil and gas properties of approximately $13,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $98,039 were oil and gas operations of approximately $52,100 and property sales of $59,800, offset by additions to oil and gas properties of approximately $8,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $485,848 were oil and gas operations of approximately $153,400 and property sales of approximately $341,100, offset by additions to oil and gas properties of approximately $5,300, resulting in excess cash for contingencies or subsequent distribution.

Total distributions during the year ended December 31, 1996 were $153,000 of which $137,700 was distributed to the limited partners and $15,300 to the general partners. The per unit distribution to limited partners during the same period was $13.13. Total distributions during the year ended December 31, 1995 were $98,039 of which $89,939 was distributed to the limited partners and $8,100 to the general partners. The per unit distribution to limited partners during the same period was $8.58. Total distributions during the year ended December 31, 1994 were $485,848 of which $457,953 was distributed to the limited partners and $27,895 to the general partners. The per unit distribution to limited partners during the same period was $43.68.

Since inception of the Partnership, cumulative monthly cash distributions of $2,488,906 have been made to the partners. As of December 31, 1996, $2,290,484 or $218.47 per limited partner unit, has been distributed to the limited partners, representing a 44% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $132,800 in 1996 compared to approximately $52,100 in 1995 and approximately $153,400 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(12,100) in 1996 compared to approximately $51,300 in 1995 and approximately $335,800 in 1994. The principal use of the 1996 cash flow from investing activities was the additions to oil and gas properties, offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $152,800 in 1996 compared to approximately $98,300 in 1995 and approximately $485,400 in 1994. The only use in the 1996 financing activities was the distributions to partners.

As of December 31, 1996, the Partnership had approximately $108,186 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                       Index to Financial Statements

                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .20

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .22

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .23

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .24

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .26

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Oil & Gas
 Income Fund X-A, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995


                                                       1996        1995
                                                       ----        ----

  Assets

Current assets:
 Cash and cash equivalents                        $      8,919      41,056
 Receivable from Managing General
  Partner                                               85,367       2,318
 Other receivable                                       14,850        -
                                                     ---------   ---------
    Total current assets                               109,136      43,374
                                                     ---------   ---------
Oil and gas properties - using the
 full-cost method of accounting                      3,940,445   3,928,315
  Less accumulated depreciation,
   depletion and amortization                        3,470,000   3,413,000
                                                     ---------   ---------
    Net oil and gas properties                         470,445     515,315
                                                     ---------   ---------
                                                  $    579,581     558,689
                                                     =========   =========

  Liabilities and Partners' Equity

Current liability - Distributions payable         $        950         724
                                                     ---------   ---------
Partners' equity:
 General partners                                       (4,848)    (12,615)
 Limited partners                                      583,479     570,580
                                                     ---------   ---------
    Total partners' equity                             578,631     557,965
                                                     ---------   ---------
                                                  $    579,581     558,689
                                                     =========   =========









                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1996, 1995 and 1994


                                              1996      1995       1994
                                              ----      ----       ----
    Revenues

Oil and gas income                      $   816,345    587,070     798,089
Interest                                      1,029        749       2,991
Miscellaneous income                         14,850       -           -
                                            -------    -------   ---------
                                            832,224    587,819     801,080
                                            -------    -------   ---------

    Expenses

Production                                  513,672    511,963     557,784
General and administrative                   87,886     90,323      92,613
Depreciation, depletion and
 amortization                                57,000     83,487     120,560
                                            -------    -------   ---------
                                            658,558    685,773     770,957
                                            -------    -------   ---------
Net income (loss)                       $   173,666    (97,954)     30,123
                                            =======    =======   =========

Net income (loss) allocated to:

  Managing General Partner              $    20,760     (1,302)     13,561
                                            =======    =======   =========
  General Partner                       $     2,307       (145)      1,507
                                            =======    =======   =========
  Limited partners                      $   150,599    (96,507)     15,055
                                            =======    =======   =========
    Per limited partner unit            $     14.36      (9.21)       1.44
                                            =======    =======   =========











                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1996, 1995 and 1994


                                           General    Limited
                                           Partners   Partners     Total
                                           --------   --------     -----

Balance at December 31, 1993            $    9,759   1,199,924   1,209,683

  Net income                                15,068      15,055      30,123

  Distributions                            (27,895)   (457,953)   (485,848)
                                           -------   ---------   ---------
Balance at December 31, 1994                (3,068)    757,026     753,958

  Net loss                                  (1,447)    (96,507)    (97,954)

  Distributions                             (8,100)    (89,939)    (98,039)
                                           -------   ---------   ---------
Balance at December 31, 1995               (12,615)    570,580     557,965

  Net income                                23,067     150,599     173,666

  Distributions                            (15,300)   (137,700)   (153,000)
                                           -------   ---------   ---------
Balance at December 31, 1996            $   (4,848)    583,479     578,631
                                           =======   =========   =========




















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994


                                             1996       1995       1994
                                             ----       ----       ----

Cash flows from operating activities:

  Cash received from oil and gas
   sales                                $   765,625    634,647     800,863
  Cash paid to suppliers                   (633,887)  (583,322)   (650,453)
  Interest received                           1,029        749       2,991
                                           --------   --------    --------
    Net cash provided by operating
     activities                             132,767     52,074     153,401
                                           --------   --------    --------
Cash flows from investing activities:

  Additions to oil and gas properties       (13,470)    (8,496)     (5,340)
  Sale of oil and gas properties              1,340     59,800     341,112
                                           --------   --------    --------
    Net cash provided by (used in)
     investing activities                   (12,130)    51,304     335,772
                                           --------   --------    --------
Cash flows used in financing
 activities:

  Distributions to partners                (152,774)   (98,319)   (485,431)
                                           --------   --------    --------
Net increase (decrease) in cash and
 cash equivalents                           (32,137)     5,059       3,742

  Beginning of year                          41,056     35,997      32,255
                                           --------   --------    --------
  End of year                           $     8,919     41,056      35,997
                                           ========   ========    ========

                                                                (continued)









The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                                1996      1995      1994
                                                ----      ----      ----

Reconciliation of net income (loss)
 to net cash provided by operating
  activities:

Net income (loss)                          $  173,666   (97,954)    30,123

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:

  Depreciation, depletion and
   amortization                                57,000    83,487    120,560
  (Increase) decrease in receivables          (65,570)   47,577      2,774
  Increase (decrease) in payables             (32,329)   18,964        (56)
                                              -------   -------    -------
Net cash provided by operating
 activities                                $  132,767    52,074    153,401
                                              =======   =======    =======























                  The accompanying notes are an integral
part of these financial statements.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


1.   Summary of Significant Accounting Policies

     Oil and Gas Properties
     Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, 1995 and 1994 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Organization Costs
     Organization costs are stated at cost and are amortized over sixty months using the straight-line method.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Syndication Costs
     Syndication costs are accounted for as a reduction of partnership equity.

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1996 and 1995 is $180,942 and $470,360, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Number of Limited Partner Units
     As of December 31, 1996, 1995 and 1994 there were 10,484 limited partner units outstanding.

2.   Organization
     Southwest Oil and Gas Income Fund X-A, L.P. was organized under the laws of the state of Delaware on January 29, 1990, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves the Managing General Partner and H. H. Wommack, III, as the individual general partner. Revenues, costs, and expenses are allocated as follows:

                                                     Limited      General
                                                     Partners     Partners
                                                     --------     --------

     Interest income on capital contributions          100%          -
     Oil and gas sales                                  90%         10%
     All other revenues                                 90%         10%
     Organization and offering costs (1)               100%          -
     Syndication costs                                 100%          -
     Amortization of organization costs                100%          -
     Property acquisition costs                        100%          -
     Gain/loss on property disposition                  90%         10%
     Operating and administrative costs (2)             90%         10%
     Depreciation, depletion and amortization
      of oil and as properties                         100%          -
     All other costs                                    90%         10%

     (1) All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

     (2) Administrative costs in any year which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                1996      1995      1994
                                                ----      ----      ----

     Development costs                      $   13,470     8,496     3,171
                                                ======    ======   =======
     Depreciation, depletion and
      amortization                          $   57,000    79,000   113,000
                                                ======    ======   =======

     All of the Partnership's properties were proved when acquired.

4.   Commitments and Contingent Liabilities
     The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to, other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $67,500, $64,000 and $74,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $600, $4,000 and $7,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $78,000 during 1996, 1995 and 1994 for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $85,367 and $2,318 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $70, for the year ended December 31, 1996. There were no legal services provided for the year ended December 31, 1995 and approximately $100 for the year ended December 31, 1994.

6.   Major Customers and Significant Leases
     During 1996, four customers purchased 36%, 22%, 14% and 11% of the Partnership's oil and gas production. During 1995, three customers purchased 47%, 15% and 14% of the Partnership's oil and gas production. During 1994, four customers purchased 41%, 12%, 12% and 11% of the Partnership's oil and gas production.

     During 1996, one lease accounted for 23% of the Partnership's gross revenue.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1994                                 296,000       222,000

       Revisions of previous estimates                46,000        71,000
       Production                                    (50,000)      (44,000)
       Sale of minerals in place                     (39,000)         -
                                                     -------       -------
     December 31, 1994                               253,000       249,000

       Revisions of previous estimates                (7,000)      (28,000)
       Production                                    (33,000)      (24,000)
       Sale of minerals in place                     (17,000)       (7,000)
                                                     -------       -------
     December 31, 1995                               196,000       190,000

       Revisions of previous estimates               156,000        92,000
       Production                                    (38,000)      (29,000)
                                                     -------       -------
     December 31, 1996                               314,000       253,000
                                                     =======       =======

     Proved developed reserves -

     December 31, 1994                               247,000       203,000
                                                     =======       =======
     December 31, 1995                               195,000       182,000
                                                     =======       =======
     December 31, 1996                               314,000       247,000
                                                     =======       =======

     All of the Partnership's reserves are located within the continental United States.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                             1996       1995        1994

     Future cash inflows                $  8,535,000  3,823,000  4,561,000
     Production and development costs      4,561,000  2,446,000  2,751,000
                                           ---------  ---------  ---------
     Future net cash flows                 3,974,000  1,377,000  1,810,000
     10% annual discount for estimated
      timing of cash flows                 1,545,000    493,000    646,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
      future net cash flows             $  2,429,000    884,000  1,164,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $  (555,000)   (315,000)  (473,000)
     Changes in price                     1,062,000     178,000    402,000
     Revisions to estimated
      production costs                       26,000    (187,000)     4,000
     Sales of minerals in place                -        (81,000)  (177,000)
     Revisions of previous
      quantities estimates                  861,000      27,000    200,000
     Accretion of discount                  151,000      98,000    111,000
     Discounted future net
      cash flows -
       Beginning of year                    884,000   1,164,000  1,097,000
                                          ---------   ---------  ---------
       End of year                      $ 2,429,000     884,000  1,164,000
                                          =========   =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


8.   Subsequent Events
     The Partnership was carried into a project on the Ballard Grayburg San Andres Unit to drill five infill producers. An evaluation, prepared by an independent certified petroleum engineer, of the proposed infill drilling to determine a fair arrangement for the Partnership to participate has resulted in a farm-out agreement with Southwest Royalties, Inc., the Managing General Partner, to pay all the Partnership's costs in the proposed drilling in return for a working interest equal to 90% of the Partnership's combined working interest in the Ballard Grayburg San Andres Unit, effective January 1, 1997.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year. The present directors of the Managing General Partner have served in their capacity since the Company's formation in 1983.

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

Richard E. Masterson, Vice President, Exploration and Acquisitions, first became associated with the Managing General Partner as a geological consultant in 1985. He was employed as a petroleum geologist by Grand Banks Energy (1980-1985), Monsanto (1977-1980) and Texaco, Inc. (1974-1976) prior to joining the Managing General Partner. Mr. Masterson is a member of the Society of Economic Paleontologists and Mineralogists and the West Texas Geological Society. Mr. Masterson received his B.A. degree in Geology from Trinity University.

Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

In certain instances, the Managing General Partner will engage professional petroleum consultants and other independent contractors, including engineers and geologists in connection with property acquisitions, geological and geophysical analysis, and reservoir engineering. The Managing General Partner believes that, in addition to its own "in-house" staff, the utilization of such consultants and independent contractors in specific instances and on an "as-needed" basis allows for greater flexibility and greater opportunity to perform its oil and gas activities more economically and effectively.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partners received $78,000 during 1996, 1995 and 1994 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases, the Managing General Partner also owns 32 limited partner units, or a .31% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 9.3%.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    .31%
 Interest            Managing General Partner     32 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  .31%
 Interest            Chairman of the Board,       32 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  .31%
 Interest            Secretary and Director of    32 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns  .31%
 Interest            Vice President and CFO of    32 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns  .31%
 Interest            Vice President, Exploration  32 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns  .31%
 Interest            Vice President, Land and     32 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Joel D. Talley               Indirectly Owns  .31%
 Interest            Vice President,               32 Units
                     Acquisitions and
                     Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns  .31%
 Interest            Vice President, Operations   32 Units
                     of Southwest Royalties,
                     Inc., the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $78,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $67,500 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $600 for the year ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Miller & Martin to the Partnership during 1996 were approximately $70, which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Accountants
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Oil & Gas Income Fund X-A, L.P., dated January 29, 1990. (Incorporated by reference from
                          Partnership's Form 10-K for the fiscal year ended December 31, 1990.)

                     (b) Agreement of Limited Partnership of Southwest Oil & Gas Income Fund X-A, L.P. dated January 29, 1990. (Incorporated by reference from
                          Partnership's Form 10-K for the fiscal year ended December 31, 1990.)

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Oil & Gas Income Fund X-A, L.P., a
                          Delaware limited partnership


                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                 H. H. Wommack, III, President


                          Date:  March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  March 26, 1997


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997