Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1997-05-14
CIK 859905

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                            Yes   X   No

         The total number of pages contained in this report is 13.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     11,437          8,919
 Receivable from Managing General Partner           30,441         85,367
 Other receivable                                      -           14,850
                                                 ---------      ---------
    Total current assets                            41,878        109,136
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,937,509      3,940,445
  Less accumulated depreciation,
   depletion and amortization                    3,480,000      3,470,000
                                                 ---------      ---------
    Net oil and gas properties                     457,509        470,445
                                                 ---------      ---------
                                              $    499,387        579,581
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                        $        676            950
 Accounts payable                                    5,950            -
                                                 ---------      ---------
    Total current liabilities                        6,626            950
                                                 ---------      ---------
Partners' equity:
 General partners                                  (12,435)        (4,848)
 Limited partners                                  505,196        583,479
                                                 ---------      ---------
    Total partners' equity                         492,761        578,631
                                                 ---------      ---------
                                              $    499,387        579,581
                                                 =========      =========

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----
  Revenues

Oil and gas                                         $   142,622    237,738
Interest                                                    212        261
Miscellaneous income                                      1,650        -
                                                        -------    -------
                                                        144,484    237,999
                                                        -------    -------
  Expenses

Production                                              105,605    176,314
General and administrative                               27,749     28,129
Depreciation, depletion and amortization                 10,000     32,000
                                                        -------    -------
                                                        143,354    236,443
                                                        -------    -------
Net income                                          $     1,130      1,556
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     1,002      3,020
                                                        =======    =======
 General partner                                    $       111        336
                                                        =======    =======
 Limited partners                                   $        17     (1,800)
                                                        =======    =======
  Per limited partner unit                          $       -         (.17)
                                                        =======    =======

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from sales of oil and gas            $   204,130    221,356
 Cash paid to suppliers                                (117,486)  (218,682)
 Interest received                                          212        261
                                                       --------   --------
  Net cash provided by operating activities              86,856      2,935
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                     (2,042)    (2,737)
 Sale of oil and gas properties                           4,978        -
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                             2,936     (2,737)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                              (87,274)   (11,256)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                              2,518    (11,058)

 Beginning of period                                      8,919     41,056
                                                       --------   --------
 End of period                                      $    11,437     29,998
                                                       ========   ========

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     1,130      1,556

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               10,000     32,000
  (Increase) decrease in receivables                     59,858    (16,382)
  Increase (decrease) in payables                        15,868    (14,239)
                                                         ------    -------
Net cash provided by operating activities           $    86,856      2,935
                                                         ======    =======

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   19.56     17.05      15%
Average price per mcf of gas              $    2.51      1.36      85%
Oil production in barrels                     6,200    12,800     (52%)
Gas production in mcf                         8,500    14,200     (40%)
Gross oil and gas revenue                 $ 142,622   237,738     (40%)
Net oil and gas revenue                   $  37,017    61,424     (40%)
Partnership distributions                 $  87,000    11,000     691%
Limited partner distributions             $  78,300     9,900     691%
Per unit distribution to limited
 partners                                 $    7.47       .94     691%
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $142,622 from $237,738 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 40%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 15%, or $2.51 per barrel, resulting in an increase of approximately $32,100 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 92% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $1.15 per mcf, resulting in an increase of approximately $16,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $48,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,600 barrels or 52% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $129,100 in revenues.

    Gas production decreased approximately 5,700 mcf or 40% during the same period, resulting in a decrease of approximately $14,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $143,400. The decrease is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between a third party operator, the lease's pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues, approximately 5,900 barrels of oil, was released during the first quarter of 1996. Also during the first quarter of 1996, approximately 7,100 mcf of gas from two leases, which represented twelve months of production, was received. Excluding the effects of the lump sum settlements of oil and gas production, oil production decreased approximately 500 barrels or 11% and gas production increased approximately 1,400 mcf of gas or 20%.

    The Partnership was carried into a project on the Ballard Grayburg San Andres Unit to drill five infill producers. An evaluation, prepared by an independent certified petroleum engineer, of the proposed infill drilling to determine a fair arrangement for the Partnership to participate has resulted in a farm-out agreement with Southwest Royalties, Inc., the Managing General Partner, to pay all the Partnership's costs in the proposed drilling in return for a working interest equal to 90% of the Partnership's combined working interest in the Ballard Grayburg San Andres Unit, effective January 1, 1997. As a result, The Partnership had been receiving approximately 450 barrels of oil and will now receive approximately 40 barrels of oil from the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $143,354 from $236,443 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 39%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 40% lower, or approximately $70,700 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily attributable to the litigation costs of approximately $56,000 incurred during the first quarter of 1996 and the farm-out agreement, which lowered the Partnership's working interest, on the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 1%
    or approximately $400 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $10,000 for the quarter ended March 31, 1997 from $32,000 for the same period in 1996. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline of depletion expense between the comparative periods were a decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $86,900 in the quarter ended March 31, 1997 as compared to approximately $2,900 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $2,900 in the quarter ended March 31, 1997 as compared to approximately $(2,700) in the quarter ended March 31, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties, partially offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $87,300 in the quarter ended March 31, 1997 as compared to approximately $11,300 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $87,000 of which $78,300 was distributed to the limited partners and $8,700 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $7.47. Total distributions during the quarter ended March 31, 1996 were $11,000 of which $9,900 was distributed to the limited partners and $1,100 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $.94.

The sources for the 1997 distributions of $87,000 were oil and gas operations of approximately $86,900 and the sale of oil and gas properties of approximately $5,000, offset by the additions to oil and gas properties of approximately $2,000, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $11,000 was oil and gas operations of approximately $2,900, offset by the additions to oil and gas properties of approximately $2,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,575,906 have been made to the partners. As of March 31, 1997, $2,368,785 or $225.94 per limited partner unit has been distributed to the limited partners, representing a 45% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $35,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997