Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1997-08-15
CIK 859905

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                               -----------     ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      6,561           8,919
 Receivable from Managing General Partner          41,178          85,367
 Other receivable                                       -          14,850
                                                ---------       ---------
    Total current assets                           47,739         109,136
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,933,930       3,940,445
  Less accumulated depreciation,
   depletion and amortization                   3,490,000       3,470,000
                                                ---------       ---------
    Net oil and gas properties                    443,930         470,445
                                                ---------       ---------
                                             $    491,669         579,581
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                                   1,110               -
 Distribution payable                        $        920             950
                                                ---------       ---------
    Total current liabilities                       2,030             950
                                                ---------       ---------
Partners' equity:
 General partners                                 (11,747)         (4,848)
 Limited partners                                 501,386         583,479
                                                ---------       ---------
    Total partners' equity                        489,639         578,631
                                                ---------       ---------
                                             $    491,669         579,581
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   143,762    191,517    286,384    429,255
Interest                               81        254        293        515
Miscellaneous income                    -          -      1,650          -
                                  -------    -------    -------    -------
                                  143,843    191,771    288,327    429,770
                                  -------    -------    -------    -------

  Expenses

Production                         91,631     97,966    197,237    274,280
General and administrative         20,334     19,404     48,082     47,532
Depreciation, depletion and
 amortization                      10,000     27,000     20,000     59,000
                                  -------    -------    -------    -------
                                  121,965    144,370    265,319    380,812
                                  -------    -------    -------    -------
Net income                    $    21,878     47,401     23,008     48,958
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     2,869      6,696      3,871      9,716
                                  =======    =======    =======    =======
 General Partner              $       319        744        430      1,080
                                  =======    =======    =======    =======
 Limited partners             $    18,690     39,961     18,707     38,162
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.78       3.81       1.78       3.64
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   352,192    406,795
 Cash paid to suppliers                                (249,328)  (359,126)
 Interest received                                          293        515
                                                        -------    -------
  Net cash provided by operating activities             103,157     48,184
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                     (4,837)    (9,359)
 Sale of oil and gas properties                          11,352          5
                                                        -------    -------
  Net cash provided by (used in)
   investing activities                                   6,515     (9,354)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (112,030)   (51,051)
                                                        -------    -------
Net decrease in cash and cash equivalents                (2,358)   (12,221)

 Beginning of period                                      8,919     41,056
                                                        -------    -------
 End of period                                      $     6,561     28,835
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    23,008     48,958

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               20,000     59,000
  (Increase) decrease in receivables                     64,158    (22,460)
  Decrease in payables                                   (4,009)   (37,314)
                                                        -------    -------
Net cash provided by operating activities           $   103,157     48,184
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.47     20.01        (8%)
Average price per mcf of gas             $    2.36      2.59        (9%)
Oil production in barrels                    6,800     8,700       (22%)
Gas production in mcf                        7,700     7,000        10%
Gross oil and gas revenue                $ 143,762   191,517       (25%)
Net oil and gas revenue                  $  52,131    93,551       (44%)
Partnership distributions                $  25,000    40,000       (38%)
Limited partner distributions            $  22,500    36,000       (38%)
Per unit distribution to limited
 partners                                $    2.15      3.43       (38%)
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $143,762 from $191,517 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 25%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 8%, or $1.54 per barrel, resulting in a decrease of approximately $13,400 in revenues. Oil sales represented 87% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 91% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 9%, or $.23 per mcf, resulting in a decrease of approximately $1,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $15,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 22% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $35,100 in revenues.

    Gas production increased approximately 700 mcf or 10% during the same period, resulting in an increase of approximately $1,700 in revenues.

    The net total decrease in revenues due to the change in production is approximately $33,400. The decrease in oil production is primarily attributable to a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $121,965 from $144,370 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 16%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $6,300 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $900 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $10,000 for the quarter ended June 30, 1997 from $27,000 for the same period in 1996. This represents a decrease of 63%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline of depletion expense between the comparative periods were a decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.42     18.24         1%
Average price per mcf of gas             $    2.60      2.41         8%
Oil production in barrels                   13,400    21,500       (38%)
Gas production in mcf                       15,200    15,500        (2%)
Gross oil and gas revenue                $ 286,384   429,255       (33%)
Net oil and gas revenue                  $  89,147   154,975       (42%)
Partnership distributions                $ 112,000    51,000        120%
Limited partner distributions            $ 100,800    45,900        120%
Per unit distribution to limited
 partners                                $    9.61      4.38        120%
Number of limited partner units             10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $286,384 from $429,255 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 33%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 1%, or $.18 per barrel, resulting in an increase of approximately $3,900 in revenues. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 1997 as compared to 91% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.19 per mcf, resulting in an increase of approximately $2,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $6,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,100 barrels or 38% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $149,200 in revenues.

    Gas production decreased approximately 300 mcf or 2% during the same period, resulting in a decrease of approximately $800 in revenues.

    The total decrease in revenues due to the change in production is approximately $150,000. The decrease is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between a third party operator, the lease's pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues, approximately 5,900 barrels of oil, was released during the first quarter of 1996. Also contributing to the decline is a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $265,319 from $380,812 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 30%. The decrease is the result of lower lease operating cost and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 28% lower, or approximately $77,000 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease is primarily attributable to the litigation costs of approximately $56,000 incurred during the first quarter of 1996 and a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $600 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $20,000 for the six months ended June 30, 1997 from $59,000 for the same period in 1996. This represents a decrease of 66%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline of depletion expense between the comparative periods were a decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $103,200 in the six months ended June 30, 1997 as compared to approximately $48,200 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $6,500 in the six months ended June 30, 1997 as compared to approximately $(9,400) in the six months ended June 30, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties, partially offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $112,000 in the six months ended June 30, 1997 as compared to approximately $51,100 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $112,000 of which $100,800 was distributed to the limited partners and $11,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $9.61. Total distributions during the six months ended June 30, 1996 were $51,000 of which $45,900 was distributed to the limited partners and $5,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $4.38.

The sources for the 1997 distributions of $112,000 were oil and gas operations of approximately $103,200 and the net change in oil and gas properties of approximately $6,500, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $51,000 was oil and gas operations of approximately $48,200, partially offset by the net change in oil and gas properties of approximately $9,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,600,906 have been made to the partners. As of June 30, 1997, $2,391,284 or $228.09 per limited partner unit has been distributed to the limited partners, representing a 46% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $45,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date: August 15, 1997