Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1997-11-13
CIK 859905

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-18996

                SOUTHWEST OIL & GAS 1990-91 INCOME PROGRAM
                Southwest Oil and Gas Income Fund X-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2310854
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    5,455          8,919
 Receivable from Managing General Partner          46,695         85,367
 Other receivable                                       -         14,850
                                                ---------      ---------
     Total current assets                          52,150        109,136
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,934,509      3,940,445
  Less accumulated depreciation,
   depletion and amortization                   3,499,000      3,470,000
                                                ---------      ---------
     Net oil and gas properties                   435,509        470,445
                                                ---------      ---------
                                               $  487,659        579,581
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      953            950
                                                ---------      ---------
Partners' equity
 General partners                                (11,141)        (4,848)
 Limited partners                                 497,847        583,479
                                                ---------      ---------
     Total partners' equity                       486,706        578,631
                                                ---------      ---------
                                               $  487,659        579,581
                                                =========      =========

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $   133,671   182,348     420,055   611,603
Interest                              75       252         368       767
Miscellaneous                      6,003         -       7,653         -
                                 -------   -------     -------   -------
                                 139,749   182,600     428,076   612,370
                                 -------   -------     -------   -------
Expenses

Production                        83,112   117,699     280,348   391,978
General and administrative        19,569    20,511      67,653    68,045
Depreciation, depletion and
 amortization                      9,000    25,000      29,000    84,000
                                 -------   -------     -------   -------
                                 111,681   163,210     377,001   544,023
                                 -------   -------     -------   -------
Net income                   $    28,068    19,390      51,075    68,347
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     3,336     3,995       7,207    13,711
                                 =======   =======     =======   =======
 General Partner             $       371       444         800     1,523
                                 =======   =======     =======   =======
 Limited Partners            $    24,361    14,951      43,068    53,113
                                 =======   =======     =======   =======
  Per limited partner unit   $      2.32      1.43        4.11      5.07
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  490,973    573,935
 Cash paid to suppliers                             (357,744)  (485,152)
 Interest received                                        368        767
                                                      -------    -------

  Net cash provided by operating activities           133,597     89,550
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (7,916)   (10,567)
 Cash received from sale of oil and gas
  property interest                                    13,852      1,040
                                                      -------    -------
  Net cash provided by (used in) investing
   activities:                                          5,936    (9,527)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (142,997)  (105,158)
                                                      -------    -------
Net decrease in cash and cash equivalents             (3,464)   (25,135)

 Beginning of period                                    8,919     41,056
                                                      -------    -------
 End of period                                     $    5,455     15,921
=======                                            =======

                                                             (continued)

                Southwest Oil and Gas Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   51,075     68,347

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              29,000     84,000
 (Increase) decrease in receivables                    63,265   (37,668)
 Decrease in payables                                 (9,743)   (25,129)
                                                    ---------     ------
Net cash provided by operating activities          $  133,597     89,550
                                                    =========     ======

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

Results of Operations

A. General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.31     20.95    (17%)
Average price per mcf of gas               $    2.79      2.14      30%
Oil production in barrels                      6,500     7,900    (18%)
Gas production in mcf                          7,600     7,800     (3%)
Gross oil and gas revenue                  $ 133,671   182,348    (27%)
Net oil and gas revenue                    $  50,559    64,649    (22%)
Partnership distributions                  $  31,000    54,000    (43%)
Limited partner distributions              $  27,900    48,600    (43%)
Per unit distribution to limited partners  $    2.66      4.64    (43%)
Number of limited partner units               10,484    10,484


Revenues

The Partnership's oil and gas revenues decreased to $133,671 from $182,348 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 17%, or $3.64 per barrel, resulting in a decrease of approximately $28,800 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 91% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $.65 per mcf, resulting in an increase of approximately $5,100 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $23,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 18% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $24,200 in revenues.

    Gas production decreased approximately 200 mcf or 3% during the same period, resulting in a decrease of approximately $600 in revenues.

    The total decrease in revenues due to the change in production is approximately $24,800. The decrease in oil production is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $111,681 from $163,210 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 32%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 29% lower, or approximately $34,600 less during the quarter ended September 30, 1997 as
   compared  to  the  quarter ended September 30, 1996.   The  decrease  in
   primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $900 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $9,000 for the quarter ended September 30, 1997 from $25,000 for the same period in 1996. This represents a decrease of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.06     18.97     (5%)
Average price per mcf of gas               $    2.66      2.43       9%
Oil production in barrels                     19,900    29,400    (32%)
Gas production in mcf                         22,880    22,300       3%
Gross oil and gas revenue                  $ 420,055   611,603    (31%)
Net oil and gas revenue                    $ 139,707   219,625    (36%)
Partnership distributions                  $ 143,000   105,000      36%
Limited partner distributions              $ 128,700    94,500      36%
Per unit distribution to limited partners  $   12.28      9.01      36%
Number of limited partner units               10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $420,055 from $611,603 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 31%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 5%, or $.91 per barrel, resulting in a decrease of approximately $26,800 in revenues. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 91% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.23 per mcf, resulting in an increase of approximately $5,100 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $21,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 9,500 barrels or 32% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $171,600 in revenues.

    Gas production increased approximately 600 mcf or 3% during the same period, resulting in an increase of approximately $1,500 in revenues.

    The net total decrease in revenues due to the change in production is approximately $170,100. The decrease is primarily attributable to eleven months of revenue, on one lease, being held in suspense during litigation between the lease's third party operator, the pumper and the Managing General Partner. Upon conclusion of the litigation, all revenues, approximately 5,900 barrels of oil, were released during the first quarter of 1996. Also contributing to the decline is a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $377,001 from $544,023 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 31%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 28% lower, or approximately $111,600 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily attributable to litigation costs of approximately $56,000 incurred during the first quarter of 1996 and a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $400 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $29,000 for the nine months ended September 30, 1997 from $84,000 for the same period in 1996. This represents a decrease of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $133,600 in the nine months ended September 30, 1997 as compared to approximately $89,600 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $5,900 in the nine months ended September 30, 1997 as compared to approximately ($9,500) in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $143,000 in the nine months ended September 30, 1997 as compared to approximately $105,200 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $143,000 of which $128,700 was distributed to the limited partners and $14,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $12.28. Total distributions during the nine months ended September 30, 1996 were $105,000 of which $94,500 was distributed to the limited partners and $10,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $9.01.

The sources for the 1997 distributions of $143,000 were oil and gas operations of approximately $133,600 and the change in oil and gas properties of approximately $5,900, with the balance of available cash on hand at the beginning of the period. The source for the 1996 distributions of $105,000 was oil and gas operations of approximately $89,600, partially offset by the change in oil and gas properties of approximately $9,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,631,906 have been made to the partners. As of September 30, 1997, $2,419,184 or $230.75 per limited partner unit has been distributed to the limited partners, representing a 46% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $51,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund X-A,
                                   L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997