Form 10-K
period 1997-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1998-03-25
CIK 859905

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

The  total  number of pages contained in this report is 43.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             39

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         39

13.  Certain Relationships and Related Transactions                     41

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        42

     Signatures                                                         43

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")  and  its  staff  of  130  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

1997  was  another volatile year in the oil market.  Prices ranged  from  a high  of  approximately $26 in the first quarter to  a  low  near  $18  per barrel. Two contributing factors that influence the oil industry are the strength of the economy and activity in the Middle East. Both influenced the supply and demand of oil, and both played roles in price swings this year. Economic expansion throughout the world enabled consumption to surpass 70 million barrels of oil per day. However, early in the year, producing countries failed to make up the difference in supply, placing upward pressure on prices. U.S. production fell slightly in 1997 to average roughly 6.4 million barrels of oil per day. Over the Thanksgiving weekend, OPEC agreed to increase their crude oil production ceiling by approximately 10%, but experts have said that many OPEC countries were already producing beyond their quotas, therefore, capacity is not expected to expand severely. Then on December 4th, the UN Security Council approved a renewal of the Iraqi oil-for-food program. The OPEC agreement and the UN's decision on the oil-for-food program will certainly increase the world supply of oil and most likely depress prices in the near term. However, world demand is expected to continue with strong growth in 1998.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Overall the 1997 average price of natural gas increased nationwide from the 1996 rates. In some areas the increase was as high as 15%. The 1996 and 1997 average prices are by far the highest realized by the industry since 1985. The 1998 average price is expected to remain above the $2.00 per MMBTU level, however some early signs indicate that the prices will be softer in 1998 than they were in 1997. Forecasts for a mild winter and the lack of gas storage withdrawals are fueling speculation that the U.S. has an excess supply of gas thus driving the prices down to the early 1996 levels.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1997          86%          14%
                    1996          91%           9%
                    1995          92%           8%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 76% of the Partnership's total oil and gas production during 1997:
Scurlock Permian Corporation 34%, Navajo Refining Company 18%, Mobil Corporation 13%, and Eaglewing Trading Inc. 11%. Four purchasers accounted for 83% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 36%, Anadarko Petroleum Corporation 22%, Navajo Refining Company, Inc. 14% and Mobil Corporation 11%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1995: Scurlock Permian Corporation, Navajo Refining Company, Inc. and Mobil Corporation purchased 47%, 15% and 14%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1997, there were 130 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1997, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Culberson, DeWitt, Duval, Gaines, Hockley, Lamb, Matagorda, Midland, Pecos, Runnels, Terry, Upton and Ward Counties of Texas. These properties consist of various interests in approximately 181 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1997, 1996 and 1995.

Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

During  1997,  two  leases  were sold for $2,500.   The  GW  Poe  was  sold
effective July 1997 and the E Corneluis was sold effective September 1997.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                         Date
                      Purchased           No. of        Proved Reserves**
Name and Location    and Interest         Wells     Oil (bbls)   Gas (mcf)
-----------------    ------------         ------    ----------   ---------

Texas Crude           12/90* at 17.5%      13        107,172      59,716
Acquisition           to 50% working
Gaines, Hockley,      interest
Terry and Culberson
Counties, Texas
Lea County, New
Mexico

Freer Acquisition     9/91 at 1%           26         12,210      25,789
Duval County,         to 5% working
Texas                 interest

Exxon Rhoda Walker    11/90 at 5%           7         34,478      43,569
Acquisition           to 50% working
Ward County, Texas    interest

*Per the terms of the purchase, the Partnership received production runs from a period prior to the date of purchase.

*The reserve estimates were prepared as of January 1, 1998, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments from $17.64 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $15.56 per barrel in the preparation of the reserve report as of January 1, 1998.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.85 per Mcf in the preparation of the reserve report as of January 1, 1998.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1997, no limited partner units were purchased by the Managing General Partner. In 1996, 32 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $201.93 per unit. As of December 31, 1995, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 1997, there were 570 holders of limited partner units in the Partnership.

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

During 1997, twelve monthly distributions were made totaling $172,800, with $155,520 distributed to the limited partners and $17,280 to the general partners. For the year ended December 31, 1997, distributions of $14.83 per limited partner unit were made, based upon 10,484 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $153,000, with $137,700 distributed to the limited partners and $15,300 to the general partners. For the year ended December 31, 1996, distributions of $13.13 per limited partner unit were made, based upon 10,484 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $98,039, with $89,939 distributed to the limited partners and $8,100 to the general partners. For the year ended December 31, 1995, distributions of $8.58 per limited partner unit were made, based on 10,484 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                       ------------------------------------------------------
                          1997      1996       1995       1994      1993
                          ----      ----       ----       ----      ----
Revenues           $   565,975    832,224    587,819    801,080  1,068,693

Net income (loss)       40,792    173,666   (97,954)     30,123  (731,033)

Partners' share
 of net income (loss):

  General
   partners             10,479     23,067    (1,447)     15,068     31,152

  Limited
   partners             30,313    150,599   (96,507)     15,055  (762,185)

Limited partners'
 net income (loss)
  per unit                2.89      14.36     (9.21)       1.44    (72.70)

Limited partners'
 cash distributions
  per unit               14.83      13.13       8.58      43.68      44.07

Total assets       $   447,383    579,581    558,689    763,334  1,213,084

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

Based on current conditions, management anticipates performing workovers during the next year to enhance production. The Partnership may undergo an increase in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1997 and 1996

The following table provides certain information regarding performance factors for the years ended December 31, 1997 and 1996:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1997      1996   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   18.00    19.53     (8%)
Average price per mcf of gas               $    2.60     2.54       3%
Oil production in barrels                     26,600   38,000    (30%)
Gas production in mcf                         30,200   29,200       4%
Gross oil and gas revenue                  $ 557,088  816,345    (32%)
Net oil and gas revenue                    $ 183,148  302,673    (40%)
Partnership distributions                  $ 172,800  153,000      13%
Limited partner distributions              $ 155,520  137,700      13%
Per unit distribution to limited partners  $   14.83    13.13      13%
Number of limited partner units               10,484   10,484

Revenues

The Partnership's oil and gas revenues decreased to $557,088 from $816,345 for the years ended December 31, 1997 and 1996, respectively, a decrease of 32%. The principal factors affecting the comparison of the years ended December 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996 by 8%, or $1.53 per barrel, resulting in a decrease of approximately $58,140 in revenues. Oil sales represented 86% of total oil and gas sales during the year ended December 31, 1997 as compared to 91% during the year ended December 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.06 per mcf, resulting in an increase of approximately $1,750 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $56,390. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 11,400 barrels or 30% during the year ended December 31, 1997 as compared to the year ended December 31, 1996, resulting in a decrease of approximately $205,200 in revenues.

    Gas production increased approximately 1,000 mcf or 4% during the same period, resulting in an increase of approximately $2,600 in revenues.

    The net total decrease in revenues due to the change in production is approximately $202,600. The decrease in oil production is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

Costs and Expenses

Total costs and expenses decreased to $525,183 from $658,558 for the years ended December 31, 1997 and 1996, respectively, a decrease of 21%. The decrease is the result of lower lease operating costs and general and administrative expense partially offset by depletion expense.

1. Lease operating costs and production taxes were 28% lower, or approximately $139,700 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996. The decrease is primarily attributable to a farm-out agreement which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $600 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

3. Depletion expense increased to $64,000 for the year ended December 31, 1997 from $57,000 for the same period in 1996. This represents an increase of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $21,000 as of December 31, 1996.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1996 and 1995

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

C.  Revenue and Distribution Comparison

Partnership income or (loss) for the years ended December 31, 1997, 1996 and 1995 was $40,792, $173,666 and $(97,954), respectively. Excluding the effects of depreciation, depletion and amortization, net income or (loss) would have been $104,792 in 1997, $230,666 in 1996 and $(14,467) in 1995.
Correspondingly, Partnership distributions for the years ended December 31, 1997, 1996 and 1995 were $172,800, $153,000 and $98,039, respectively.
These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  1997 distributions of $172,800  were  oil  and  gas operations of approximately $164,700 and the change in oil and gas properties of approximately $3,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $153,000 were oil and gas operations of $132,800 and property sales of approximately $1,300, offset by additions to oil and gas properties of approximately $13,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $98,039 were oil and gas operations of approximately $52,100 and property sales of $59,800, offset by additions to oil and gas properties of approximately $8,500, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1997 were $172,800 of which $155,520 was distributed to the limited partners and $17,280 to the general partners. The per unit distribution to limited partners during the same period was $14.83. Total distributions during the year ended December 31, 1996 were $153,000 of which $137,700 was distributed to the limited partners and $15,300 to the general partners. The per unit distribution to limited partners during the same period was $13.13. Total distributions during the year ended December 31, 1995 were $98,039 of which $89,939 was distributed to the limited partners and $8,100 to the general partners. The per unit distribution to limited partners during the same period was $8.58.

Since inception of the Partnership, cumulative monthly cash distributions of $2,661,706 have been made to the partners. As of December 31, 1997, $2,446,004 or $233.31 per limited partner unit, has been distributed to the limited partners, representing a 47% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Cash flows provided by operating activities were approximately $164,700 in 1997 compared to $132,800 in 1996 and approximately $52,100 in 1995. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $3,800 in 1997 compared to $(12,100) in 1996 and approximately $51,300 in 1995. The principal source of the 1997 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $173,000 in 1997 compared to $152,800 in 1996 and approximately $98,300 in 1995. The only use in the 1997 financing activities was the distributions to partners.

As of December 31, 1997, the Partnership had approximately $43,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            20

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners' Equity                                24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           27

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund X-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheet of Southwest Oil & Gas Income Fund X-A, L.P. (the "Partnership") as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        KPMG Peat Marwick LLP



Midland, Texas
March 18, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Oil & Gas
 Income Fund X-A, L.P.
Midland, Texas

We have audited the accompanying balance sheet of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1997 and 1996


                                                      1997          1996
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $         4,408        8,919
 Receivable from Managing General Partner             40,311       85,367
 Other receivable                                          -       14,850

---------                                    ---------
                                                 Total    current    assets
44,719                                       109,136

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,936,664    3,940,445
  Less accumulated depreciation,
                                               depletion  and  amortization
3,534,000                                    3,470,000

---------                                    ---------
                                              Net  oil  and gas  properties
402,664                                      470,445

---------                                    ---------
                                                                          $
447,383                                      579,581

=========                                    =========

  Liabilities and Partners' Equity

Current liability - Distributions payable    $           759          950

---------                                    ---------
Partners' equity:
 General partners                                   (11,649)      (4,848)
 Limited partners                                    458,273      583,479

---------                                    ---------
                                                Total    partners'   equity
446,624                                      578,631

---------                                    ---------
                                                                          $
447,383                                      579,581

=========                                    =========





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996     1995
                                                 ----      ----     ----
  Revenues

Oil and gas income                        $    557,088   816,345  587,070
Interest                                         1,234     1,029      749
Miscellaneous income                             7,653    14,850        -
                                                                    -------
-------                                   ---------
                                                                    565,975
832,224                                   587,819
                                                                    -------
-------                                   ---------

  Expenses

Production                                     373,940   513,672  511,963
General and administrative                      87,242    87,886   90,323
Depreciation, depletion and amortization        64,000    57,000   83,487
                                                                    -------
-------                                   ---------
                                                                    525,182
658,558                                   685,773
                                                                    -------
-------                                   ---------
Net income (loss)                         $     40,793   173,666 (97,954)
                                                                    =======
=======                                   =========

Net income (loss) allocated to:

 Managing General Partner                 $      9,431    20,760  (1,302)
                                                                    =======
=======                                   =========
 General Partner                          $      1,048     2,307    (145)
                                                                    =======
=======                                   =========
 Limited partners                         $     30,314   150,599 (96,507)
                                                                    =======
=======                                   =========
  Per limited partner unit                $       2.89     14.36    (9.21)
                                                                    =======
=======                                   =========























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1997, 1996 and 1995


                                               General   Limited
                                               Partners  Partners   Total
                                               --------  --------   -----

Balance at December 31, 1994              $    (3,068)   757,026  753,958

 Net loss                                      (1,447)  (96,507) (97,954)

 Distributions                                 (8,100)  (89,939) (98,039)
                                                                    -------
---------                                 ---------
Balance at December 31, 1995                  (12,615)   570,580  557,965

 Net income                                     23,067   150,599  173,666

 Distributions                                (15,300) (137,700)(153,000)
                                                                    -------
---------                                 ---------
Balance at December 31, 1996                   (4,848)   583,479  578,631

 Net income                                     10,479    30,314   40,793

 Distributions                                (17,280) (155,520)(172,800)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997              $   (11,649)   458,273  446,624
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
              Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    630,437   765,625  634,647
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(466,972)                                 (633,887)(583,322)
 Interest received                               1,234     1,029      749
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              164,699  132,767
52,074
                                                                   --------
--------                                  --------
Cash flows from investing activities:

 Additions to oil and gas properties          (11,889)  (13,470)  (8,496)
 Sale of oil and gas properties                 15,670     1,340   59,800
                                                                   --------
--------                                  --------
  Net cash provided by (used in) investing
                                           activities       3,781  (12,130)
51,304
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (172,991) (152,774) (98,319)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                              (4,511)  (32,137)    5,059

 Beginning of year                               8,919    41,056   35,997
                                                                   --------
--------                                  --------
 End of year                              $      4,408     8,919   41,056
                                                                   ========
========                                  ========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $     40,793   173,666 (97,954)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                64,000    57,000
83,487
  (Increase) decrease in receivables            65,696  (65,570)   47,577
  Increase (decrease) in payables              (5,790)  (32,329)   18,964
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    164,699   132,767   52,074
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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1997, 1996 and 1995 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1997, 1996 and 1995, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1997 and 1996 is $69,685 and $180,942, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1997, 1996 and 1995 there were 10,484 limited partner units outstanding held by 570 partners.

     Concentrations of Credit Risk
     The Partnership is subject to credit risk through trade receivables. Although a substantial portion of its debtors' ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements
     In June 1997, the FASB issued "Reporting Comprehensive Income," SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, this statements requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership anticipates adoption of SFAS No. 130 in its year ended December 31, 1998 financial statements.

     Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

3.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

     As of December 31, 1997, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to, other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                                                                Notes    to
                                                                Financial
                                                                Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $66,000, $67,500 and $64,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,500, $600 and $4,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $78,000 during 1997, 1996 and 1995, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $40,311 and $85,367 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1997 and 1996, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 1997 and approximately $70, for the year ended December 31, 1996. There were no legal services provided for the year ended December 31, 1995.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 76% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation 34%, Navajo Refining Company 18%, Mobil Corporation 13%, and Eaglewing Trading Inc. 11%. Four purchasers accounted for 83% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 36%, Anadarko Petroleum Corporation 22%, Navajo Refining Company, Inc. 14% and Mobil Corporation 11%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1995: Scurlock Permian Corporation, Navajo Refining Company, Inc. and Mobil Corporation purchased 47%, 15% and 14%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)    Gas (mcf)
                                                    ----------    ---------
     Proved developed and undeveloped reserves -

     January 1, 1995                                 253,000       249,000

       Revisions of previous estimates               (7,000)      (28,000)
       Production                                   (33,000)      (24,000)
       Sale of minerals in place                    (17,000)       (7,000)
                                                     -------       -------
     December 31, 1995                               196,000       190,000

       Revisions of previous estimates               156,000        92,000
       Production                                   (38,000)      (29,000)
                                                     -------       -------
     December 31, 1996                               314,000       253,000

       Revisions of previous estimates             (106,000)        10,000
       Production                                   (27,000)      (30,000)
                                                     -------       -------
     December 31, 1997                               181,000       233,000
                                                     =======       =======

     Proved developed reserves -

     December 31, 1995                               195,000       182,000
                                                     =======       =======
     December 31, 1996                               314,000       247,000
                                                     =======       =======
     December 31, 1997                               181,000       228,000
                                                     =======       =======

     All of the Partnership's reserves are located within the continental United States.

     *The  reserve estimates were prepared as of January 1, 1998, by Donald
     R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments  from  $17.64  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $15.56 per barrel in the preparation of the reserve report as of January 1, 1998.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.85 per Mcf in the preparation of the reserve report as of January 1, 1998.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995 is presented below:

                                              1997      1996         1995
                                              ----      ----        -----

     Future cash inflows                $  3,488,000  8,535,000  3,823,000
     Production and development costs      2,133,000  4,561,000  2,446,000
                                           ---------  ---------  ---------
     Future net cash flows                 1,355,000  3,974,000  1,377,000
     10% annual discount for estimated
       timing of cash flows                  484,000  1,545,000    493,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    871,000  2,429,000    884,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                             1997        1996        1995
                                             ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $ (183,000)   (555,000)  (315,000)
      Changes in prices and production costs         (1,157,000)  1,062,000
178,000
     Changes of production rates
       (timing) and others                 (49,000)      26,000  (187,000)
     Sales of minerals in place                   -           -   (81,000)
     Revisions of previous
     quantities estimates                 (412,000)     861,000     27,000
     Accretion of discount                  243,000     151,000     98,000
     Discounted future net
       cash flows -
      Beginning of year                   2,429,000     884,000  1,164,000
                                          ---------   ---------  ---------
      End of year                       $   871,000   2,429,000    884,000
                                          =========   =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 9, 1997 Southwest Royalties, Inc. the Partnership's Managing General Partner (Southwest Royalties, Inc.) dismissed Joseph Decosimo and Company as the Partnership's independent accountants. The Managing General Partner's Board of Directors approved the decision to change the Partnership's independent accountants.

The reports of Joseph Decosimo and Company on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filed with the Securities and Exchange Commission.

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      42     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Phillip F. Hock, Jr.                    54   Vice President, Exploration

Jon P. Tate                             40     Vice  President,  Land   and
                                        Assistant Secretary

Joel D. Talley              36          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         42          Vice President, Operations

J. Steven Person            39          Vice President, Marketing

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

Phillip   F.   Hock,   Jr.,  Vice  President,  Exploration,   assumed   his
responsibilities with the Managing General Partner as a geologist in November 1993. Prior to joining the Managing General Partner, Mr. Hock was employed four (4) years by Ramco Oil and Gas as Exploitation Manager (1989-
1993),  Robinson  Brothers Drilling Company as Exploration  Manager  (1980-
1984), and as petroleum geologist by several companies throughout his career, Magic Circle Oil and Gas (1988-1989), Reading and Bates Petroleum Company (1984-1988), and Exxon (1971-1980). Mr. Hock received a B. S. in Geology from Morehead State University and a M. S. in Geology form the University of New Mexico.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-
1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 45, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 48, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 31, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 56, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 41, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 51, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partners received $78,000 during 1997, 1996 and 1995 as an annual administrative fee.

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

Limited Partnership  Phillip F. Hock, Jr.         Indirectly Owns   .31%
 Interest            Vice President, Exploration  32 Units
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

Limited Partnership  J. Steven Person             Indirectly Owns   .31%
 Interest            Vice President, Marketing    32 Units
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

Item 13.  Certain Relationships and Related Transactions

In 1997, the Managing General Partner received $78,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $66,000 for administrative overhead attributable to operating such properties during 1997.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,500 for the year ended December 31, 1997.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Reports of Independent Accountants
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                           16  Letter  on Changes in Certifying  Accountant
                     (Incorporated by reference from Partnership's Form 8-K dated June 9, 1997.)

                  27 Financial Data Schedule

          (b)  Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1997.

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


                          Date:  March 31, 1998


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


Date:  March 31, 1998


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1998