Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1998-05-13
CIK 859905

3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $        484          4,408
 Receivable from Managing General Partner           13,953         40,311
                                                 ---------      ---------
    Total current assets                            14,437         44,719
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,940,793      3,936,664
  Less accumulated depreciation,
   depletion and amortization                    3,548,000      3,534,000
                                                 ---------      ---------
    Net oil and gas properties                     392,793        402,664
                                                 ---------      ---------
                                              $    407,230        447,383
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $      1,066            759
                                                 ---------      ---------
Partners' equity:
 General partners                                 (14,295)       (11,649)
 Limited partners                                  420,459        458,273
                                                 ---------      ---------
    Total partners' equity                         406,164        446,624
                                                 ---------      ---------
                                              $    407,230        447,383
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $    96,809    142,622
Interest                                                     33        212
Miscellaneous income                                          -      1,650
                                                        -------    -------
                                                         96,842    144,484
                                                        -------    -------
  Expenses

Production                                               85,285    105,605
General and administrative                               28,017     27,749
Depreciation, depletion and amortization                 14,000     10,000
                                                        -------    -------
                                                        127,302    143,354
                                                        -------    -------
Net income (loss)                                   $  (30,460)      1,130
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $   (1,481)      1,002
                                                        =======    =======
 General partner                                    $     (165)        111
                                                        =======    =======
 Limited partners                                   $  (28,814)         17
                                                        =======    =======
  Per limited partner unit                          $    (2.75)          -
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from sales of oil and gas            $   120,431    204,130
 Cash paid to suppliers                               (110,566)  (117,486)
 Interest received                                           33        212
                                                       --------   --------
  Net cash provided by operating activities               9,898     86,856
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (4,129)    (2,042)
 Sale of oil and gas properties                               -      4,978
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                           (4,129)      2,936
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                              (9,693)   (87,274)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                            (3,924)      2,518

 Beginning of period                                      4,408      8,919
                                                       --------   --------
 End of period                                      $       484     11,437
                                                                   ========
========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (30,460)      1,130

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               14,000     10,000
  Decrease in receivables                                23,622     59,858
  Increase in payables                                    2,736     15,868
                                                         ------    -------
Net cash provided by operating activities           $     9,898     86,856
                                                         ======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Oil and Gas Income Fund X-A, L.P. was organized under the laws of the state of Delaware on January 29, 1990, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Revenues, costs, and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                                      Ended
Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   13.64     19.56    (31%)
Average price per mcf of gas              $    1.61      2.51    (36%)
Oil production in barrels                     6,400     6,200       4%
Gas production in mcf                         5,900     8,500    (31%)
Gross oil and gas revenue                 $  96,809   142,622    (33%)
Net oil and gas revenue                   $  11,524    37,017    (69%)
Partnership distributions                 $  10,000    87,000    (89%)
Limited partner distributions             $   9,000    78,300    (89%)
Per unit distribution to limited
 partners                                 $     .86      7.47    (89%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $96,809 from $142,622 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 31%, or $5.92 per barrel, resulting in a decrease of approximately $36,700 in revenues. Oil sales represented 90% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 85% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 36%, or $.90 per mcf, resulting in a decrease of approximately $7,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $44,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 4% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $2,700 in revenues.

    Gas production decreased approximately 2,600 mcf or 31% during the same period, resulting in a decrease of approximately $4,200 in revenues.

    The total net decrease in revenues due to the change in production is approximately $1,500.

Costs and Expenses

Total costs and expenses decreased to $127,302 from $143,354 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs partially offset by higher general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 20% lower, or approximately $20,300 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease is primarily attributable to the farm-out agreement, which lowered the Partnership's working interest, on the Ballard Grayburg San Andres Unit.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $270 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $14,000 for the quarter ended March 31, 1998 from $10,000 for the same period in 1997. This represents an increase of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase of depletion expense between the comparative periods were a decrease in oil and gas revenue and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $9,900 in the quarter ended March 31, 1998 as compared to approximately $86,900 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(4,100) in the quarter ended March 31, 1998 as compared to approximately $2,900 in the quarter ended March 31, 1997. The principle use of the 1998 cash flow from investing activities was additions to oil and gas properties.

Cash flows used in financing activities were approximately $9,700 in the quarter ended March 31, 1998 as compared to approximately $87,300 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $10,000 of which $9,000 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $.86. Total distributions during the quarter ended March 31, 1997 were $87,000 of which $78,300 was distributed to the limited partners and $8,700 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $7.47.

The sources for the 1998 distributions of $9,700 were oil and gas operations of approximately $9,900, offset by the additions to oil and gas properties of approximately $4,100. The sources for the 1997 distributions of $87,000 were oil and gas operations of approximately $86,900 and the sale of oil and gas properties of approximately $5,000, offset by the additions to oil and gas properties of approximately $2,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,671,706 have been made to the partners. As of March 31, 1998, $2,455,004 or $234.17 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $13,370 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998