Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1998-08-13
CIK 859905

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     34,850           4,408
 Receivable from Managing General Partner               -          40,311
                                                ---------       ---------
    Total current assets                           34,850          44,719
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,896,253       3,936,664
  Less accumulated depreciation,
   depletion and amortization                   3,563,000       3,534,000
                                                ---------       ---------
    Net oil and gas properties                    333,253         402,664
                                                ---------       ---------
                                             $    368,103         447,383
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Payable to Managing General Partner         $     13,216               -
 Distribution payable                                 733             759
                                                ---------       ---------
    Total current liabilities                      13,949             759
                                                ---------       ---------
Partners' equity:
 General partners                                (17,996)        (11,649)
 Limited partners                                 372,150         458,273
                                                ---------       ---------
    Total partners' equity                        354,154         446,624
                                                ---------       ---------
                                             $    368,103         447,383
                                                =========       =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $    76,913    143,762    173,722    286,384
Interest                                -         81         33        293
Miscellaneous income                    -          -          -      1,650
                                  -------    -------    -------    -------
                                   76,913    143,843    173,755    288,327
                                  -------    -------    -------    -------

  Expenses

Production                         78,430     91,631    163,715    197,237
General and administrative         23,493     20,334     51,510     48,082
Depreciation, depletion and
 amortization                      15,000     10,000     29,000     20,000
                                  -------    -------    -------    -------
                                  116,923    121,965    244,225    265,319
                                  -------    -------    -------    -------
Net income (loss)             $  (40,010)     21,878   (70,470)     23,008
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (2,252)      2,869    (3,733)      3,871
                                  =======    =======    =======    =======
 General Partner              $     (249)        319      (414)        430
                                  =======    =======    =======    =======
 Limited partners             $  (37,509)     18,690   (66,323)     18,707
                                  =======    =======    =======    =======
  Per limited partner unit    $    (3.58)       1.78     (6.33)       1.78
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   206,584    352,192
 Cash paid to suppliers                               (194,559)  (249,328)
 Interest received                                           33        293
                                                        -------    -------
  Net cash provided by operating activities              12,058    103,157
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                    (4,590)    (4,837)
 Sale of oil and gas properties                          45,000     11,352
                                                        -------    -------
  Net cash provided by investing activities              40,410      6,515
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (22,026)  (112,030)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                             30,442    (2,358)

 Beginning of period                                      4,408      8,919
                                                        -------    -------
 End of period                                      $    34,850      6,561
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (70,470)     23,008

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               29,000     20,000
  Decrease in receivables                                32,862     64,158
  Increase (decrease) in payables                        20,666    (4,009)
                                                        -------    -------
Net cash provided by operating activities           $    12,058    103,157
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

Based on current conditions, management does not anticipate performing workovers during the year. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.89     18.47    (36%)
Average price per mcf of gas             $     2.02      2.36    (14%)
Oil production in barrels                     5,600     6,800    (18%)
Gas production in mcf                         5,100     7,700    (34%)
Gross oil and gas revenue                $   76,913   143,762    (46%)
Net oil and gas revenue                  $  (1,517)    52,131   (103%)
Partnership distributions                $   12,000    25,000    (52%)
Limited partner distributions            $   10,800    22,500    (52%)
Per unit distribution to limited
 partners                                $     1.03      2.15    (52%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $76,913 from $143,762 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 46%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 36%, or $6.58 per barrel, resulting in a decrease of approximately $44,744 in revenues. Oil sales represented 87% of total oil and gas sales during the quarter ended June 30, 1998 and 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.34 per mcf, resulting in a decrease of approximately $2,618 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $47,362. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 18% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $14,268 in revenues.

    Gas production decreased approximately 2,600 mcf or 34% during the same period, resulting in a decrease of approximately $5,250 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,520. The decrease in oil production is primarily attributable to a farm-out agreement, which lowered the Partnership's interest in the Ballard Grayburg San Andres Unit. The decrease in gas production is attributable primarily to the sale of one gas well.

Costs and Expenses

Total costs and expenses decreased to $116,923 from $121,965 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 4%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $13,201 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 15% or approximately $3,159 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

3. Depletion expense increased to $15,000 for the quarter ended June 30, 1998 from $10,000 for the same period in 1997. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase of depletion expense between the comparative periods were a decrease in oil and gas revenue and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.82     18.42      (30%)
Average price per mcf of gas             $     1.80      2.60      (31%)
Oil production in barrels                    12,000    13,400      (10%)
Gas production in mcf                        11,000    15,200      (28%)
Gross oil and gas revenue                $  173,722   286,384      (39%)
Net oil and gas revenue                  $   10,007    89,147      (89%)
Partnership distributions                $   22,000   112,000      (80%)
Limited partner distributions            $   19,800   100,800      (80%)
Per unit distribution to limited
 partners                                $     1.89      9.61      (80%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $173,722 from $286,384 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 30%, or $5.60 per barrel, resulting in a decrease of approximately $75,040 in revenues. Oil sales represented 89% of total oil and gas sales during the six months ended June 30, 1998 as compared to 86% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 31%, or $.80 per mcf, resulting in a decrease of approximately $12,160 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $87,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 10% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $17,948 in revenues.

    Gas production decreased approximately 4,200 mcf or 28% during the same period, resulting in a decrease of approximately $7,560 in revenues.

    The total decrease in revenues due to the change in production is approximately $25,508. The decrease is primarily attributable to the sale of one gas well.

Costs and Expenses

Total costs and expenses decreased to $244,225 from $265,319 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 8%. The decrease is the result of lower lease operating cost, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  17%  lower,   or
    approximately $33,522 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $3,428 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $29,000 for the six months ended June 30, 1998 from $20,000 for the same period in 1997. This represents an increase of 45%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase of depletion expense between the comparative periods were a decrease in oil and gas revenue and decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $12,100 in the six months ended June 30, 1998 as compared to approximately $103,200 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $40,400 in the six months ended June 30, 1998 as compared to approximately $6,500 in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties, partially offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $22,000 in the six months ended June 30, 1998 as compared to approximately $112,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $22,000 of which $19,800 was distributed to the limited partners and $2,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $1.89. Total distributions during the six months ended June 30, 1997 were $112,000 of which $100,800 was distributed to the limited partners and $11,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $9.61.

The source for the 1998 distributions of $22,000 was oil and gas operations of approximately $12,100, and the net change in oil and gas properties of approximately $40,400. The sources for the 1997 distributions of $112,000 were oil and gas operations of approximately $103,200 and the net change in oil and gas properties of approximately $6,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,683,706 have been made to the partners. As of June 30, 1998, $2,465,804 or $235.20 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $20,901 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 15, 1998