Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1998-11-12
CIK 859905

Page 2 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   24,672          4,408
 Receivable from Managing General Partner               -         40,311
                                                ---------      ---------
     Total current assets                          24,672         44,719
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,847,669      3,936,664
  Less accumulated depreciation
   depletion and amortization                   3,566,800      3,534,000
                                                ---------      ---------
     Net oil and gas properties                   280,869        402,664
                                                ---------      ---------
                                               $  305,541        447,383
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities
 Distribution payable                          $      555            759
 Payable to Managing General Partner                9,748              -
                                                ---------      ---------
     Total current liabilities                     10,303            759
                                                ---------      ---------
Partners' equity
 General partners                                (23,508)       (11,649)
 Limited partners                                 318,746        458,273
                                                ---------      ---------
     Total partners' equity                       295,238        446,624
                                                ---------      ---------
                                               $  305,541        447,383
                                                =========      =========

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $    58,563   133,671     232,285   420,055
Interest                               -        75          33       368
Miscellaneous                          3     6,003           3     7,653
                                 -------   -------     -------   -------
                                  58,566   139,749     232,321   428,076
                                 -------   -------     -------   -------
Expenses

Production                        79,470    83,112     243,185   280,348
General and administrative        24,212    19,569      75,721    67,653
Depreciation, depletion and
 amortization                      3,800     9,000      32,800    29,000
                                 -------   -------     -------   -------
                                 107,482   111,681     351,706   377,001
                                 -------   -------     -------   -------
Net income (loss)            $  (48,916)    28,068   (119,385)    51,075
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $   (4,061)     3,336     (7,792)     7,207
                                 =======   =======     =======   =======
 General Partner             $     (451)       371       (866)       800
                                 =======   =======     =======   =======
 Limited Partners            $  (44,404)    24,361   (110,727)    43,068
                                 =======   =======     =======   =======
  Per limited partner unit   $    (4.24)      2.32      (10.56)     4.11
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  272,551    490,973
 Cash paid to suppliers                             (309,110)  (357,744)
 Interest received                                         33        368
                                                      -------    -------
  Net cash provided by (used in ) operating
   activities                                        (36,526)    133,597
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (1,221)    (7,916)
 Cash received from sale of oil and gas
  property interest                                    90,216     13,852
                                                      -------    -------
  Net cash provided by investing activities            88,995      5,936
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (32,205)  (142,997)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           20,264    (3,464)

 Beginning of period                                    4,408      8,919
                                                      -------    -------
 End of period                                     $   24,672      5,455
                                                      =======    =======

                                                             (continued)

                Southwest Oil and Gas Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $(119,385)     51,075

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              32,800     29,000
 Decrease in receivables                               40,263     63,265
 Increase (decrease) in payables                        9,796    (9,743)
                                                    ---------     ------
Net cash provided by (used in) operating
 activities                                        $ (36,526)    133,597
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   10.60     17.31    (39%)
Average price per mcf of gas               $    2.05      2.79    (27%)
Oil production in barrels                      4,500     6,500    (31%)
Gas production in mcf                          5,300     7,600    (30%)
Gross oil and gas revenue                  $  58,563   133,671    (56%)
Net oil and gas revenue                    $(20,907)    50,559   (141%)
Partnership distributions                  $  10,000    31,000    (68%)
Limited partner distributions              $   9,000    27,900    (68%)
Per unit distribution to limited partners  $     .86      2.66    (68%)
Number of limited partner units               10,484    10,484


Revenues

The Partnership's oil and gas revenues decreased to $58,563 from $133,671 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 56%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 39%, or $6.71 per barrel, resulting in a decrease of approximately $43,600 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 84% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.74 per mcf, resulting in a decrease of approximately $5,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $49,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 31% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $21,200 in revenues.

    Gas production decreased approximately 2,300 mcf or 30% during the same period, resulting in a decrease of approximately $4,700 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $25,900.   The  decrease  in  production  is   primarily
    attributable to sale of properties and downtime.

Costs and Expenses

Total costs and expenses decreased to $107,482 from $111,681 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 4%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense

1. Lease operating costs and production taxes were 4% lower, or approximately $3,600 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 24% or approximately $4,600 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $3,800 for the quarter ended September 30, 1998 from $9,000 for the same period in 1997. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.22     18.06    (32%)
Average price per mcf of gas               $    1.88      2.66    (29%)
Oil production in barrels                     16,500    19,900    (17%)
Gas production in mcf                         16,300    22,880    (29%)
Gross oil and gas revenue                  $ 232,285   420,055    (45%)
Net oil and gas revenue                    $(10,900)   139,707   (108%)
Partnership distributions                  $  32,000   143,000    (78%)
Limited partner distributions              $  28,800   128,700    (78%)
Per unit distribution to limited partners  $    2.75     12.28    (78%)
Number of limited partner units               10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $232,285 from $420,055 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 45%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 32%, or $5.84 per barrel, resulting in a decrease of approximately $116,200 in revenues. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 86% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 29%, or $.78 per mcf, resulting in a decrease of approximately $17,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $134,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 17% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $41,500 in revenues.

    Gas production decreased approximately 6,600 mcf or 29% during the same period, resulting in a decrease of approximately $12,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $53,900. The decrease is primarily attributable to sale of properties and downtime.

Costs and Expenses

Total costs and expenses decreased to $351,706 from $377,001 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $37,200 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $8,100 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense increased to $32,800 for the nine months ended September 30, 1998 from $29,000 for the same period in 1997. This represents an increase of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by or (used in) operating activities were approximately $(36,500) in the nine months ended September 30, 1998 as compared to approximately $133,600 in the nine months ended September 30, 1997. The primary use of the 1998 cash flow from operating activities was oil and gas operations.

Cash flows provided by investing activities were approximately $89,000 in the nine months ended September 30, 1998 as compared to approximately $5,900 in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $32,200 in the nine months ended September 30, 1998 as compared to approximately $143,000 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $32,000 of which $28,800 was distributed to the limited partners and $3,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $2.75. Total distributions during the nine months ended September 30, 1997 were $143,000 of which $128,700 was distributed to the limited partners and $14,300 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $12.28.

The source for the 1998 distributions of $32,000 was oil and gas operations of approximately $(36,500), partially offset by the change in oil and gas properties of approximately $89,000, resulting with excess cash for
contingencies  or  subsequent distributions.   The  sources  for  the  1997
distributions of $143,000 were oil and gas operations of approximately $133,600 and the change in oil and gas properties of approximately $5,900, with the balance of available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,693,706 have been made to the partners. As of September 30, 1998, $2,474,805 or $236.06 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $14,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998