Form 10-Q
period 1999-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1999-05-13
CIK 859905

15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      9,944         14,672
                                                 ---------      ---------
    Total current assets                             9,944         14,672
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,804,387      3,846,817
  Less accumulated depreciation,
   depletion and amortization                    3,682,386      3,678,386
                                                 ---------      ---------
    Net oil and gas properties                     122,001        168,431
                                                 ---------      ---------
                                              $    131,945        183,103
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities
 Distributions payable                        $        551            551
 Payable to Managing General Partner                 9,745         31,778
                                                 ---------      ---------
    Total current liabilities                       10,296         32,329
                                                 ---------      ---------
Partners' equity:
 General partners                                 (29,308)       (26,795)
 Limited partners                                  150,957        177,569
                                                 ---------      ---------
    Total partners' equity                         121,649        150,774
                                                 ---------      ---------
                                              $    131,945        183,103
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
  Revenues

Oil and gas                                         $    49,017     96,809
Interest                                                      -         33
                                                        -------    -------
                                                         49,017     96,842
                                                        -------    -------
  Expenses

Production                                               52,404     85,285
General and administrative                               21,738     28,017
Depreciation, depletion and amortization                  4,000     14,000
                                                        -------    -------
                                                         78,142    127,302
                                                        -------    -------
Net loss                                            $  (29,125)   (30,460)
                                                        =======    =======
Net loss allocated to:

 Managing General Partner                           $   (2,261)    (1,481)
                                                        =======    =======
 General partner                                    $     (251)      (165)
                                                        =======    =======
 Limited partners                                   $  (26,613)   (28,814)
                                                        =======    =======
  Per limited partner unit                          $    (2.54)     (2.75)
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Cash flows from operating activities:

 Cash received from sales of oil and gas            $    49,834    120,431
 Cash paid to suppliers                                (96,992)  (110,566)
 Interest received                                            -         33
                                                       --------   --------
   Net cash provided by (used in) operating activities             (47,158)
9,898
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                      (342)    (4,129)
 Sale of oil and gas properties                          42,772          -
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            42,430    (4,129)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -    (9,693)
                                                       --------   --------
Net decrease in cash and cash equivalents               (4,728)    (3,924)

 Beginning of period                                     14,672      4,408
                                                       --------   --------
 End of period                                      $     9,944        484
                                                                   ========
========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss                                            $  (29,125)   (30,460)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                4,000     14,000
  Decrease in receivables                                   817     23,622
  Increase (decrease) in payables                      (22,850)      2,736
                                                         ------    -------
Net cash provided by (used in) operating activities $  (47,158)      9,898
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based  on  current  conditions, management does not  anticipate  performing
workovers  during  the  next year to enhance production.   The  Partnership
could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   10.21     13.64    (25%)
Average price per mcf of gas              $    1.66      1.61       3%
Oil production in barrels                     4,100     6,400    (36%)
Gas production in mcf                         4,300     5,900    (27%)
Gross oil and gas revenue                 $  49,017    96,809    (49%)
Net oil and gas revenue                   $ (3,387)    11,524   (129%)
Partnership distributions                 $       -    10,000   (100%)
Limited partner distributions             $       -     9,000   (100%)
Per unit distribution to limited
 partners                                 $       -       .86   (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $49,017 from $96,809 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 49%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 25%, or $3.43 per barrel, resulting in a decrease of approximately $22,000 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 90% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.05 per mcf, resulting in an increase of approximately $300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $21,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,300 barrels or 36% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $23,500 in revenues.

    Gas production decreased approximately 1,600 mcf or 27% during the same period, resulting in a decrease of approximately $2,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $26,200. The decrease in production is due primarily to property sales and shut-in of a gas well uneconomical to repair.

Costs and Expenses

Total costs and expenses decreased to $78,142 from $127,302 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 39%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 39% lower, or approximately $32,900 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 22% or approximately $6,300 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $4,000 for the quarter ended March 31, 1999 from $14,000 for the same period in 1998. This represents a decrease of 71%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease of depletion expense between the comparative periods were a decrease in oil and gas revenue and the decrease in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by or (used in) operating activities were approximately $(47,200) in the quarter ended March 31, 1999 as compared to approximately $9,900 in the quarter ended March 31, 1998. The primary use of the 1999 cash flow from operating activities was operations.

Cash flows provided by or (used in) investing activities were approximately $42,400 in the quarter ended March 31, 1999 as compared to approximately $(4,100) in the quarter ended March 31, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

There were no cash flows used in financing activities in the quarter ended March 31, 1999 as compared to approximately $9,700 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $10,000 of which $9,000 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $.86.

The sources for the 1998 distributions of $9,700 were oil and gas operations of approximately $9,900, offset by the additions to oil and gas properties of approximately $4,100.

Since inception of the Partnership, cumulative monthly cash distributions of $2,693,706 have been made to the partners. As of March 31, 1999, $2,474,805 or $236.06 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $(350) in negative working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999