Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 1999-08-12
CIK 859905

17 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      1,212          14,672
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,803,334       3,846,817
  Less accumulated depreciation,
   depletion and amortization                   3,684,886       3,678,386
                                                ---------       ---------
    Net oil and gas properties                    118,448         168,431
                                                ---------       ---------
                                             $    119,660         183,103
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Payable to Managing General Partner         $      2,854          31,778
 Distribution payable                                 819             551
                                                ---------       ---------
    Total current liabilities                       3,673          32,329
                                                ---------       ---------
Partners' equity:
 General partners                                (29,624)        (26,795)
 Limited partners                                 145,611         177,569
                                                ---------       ---------
    Total partners' equity                        115,987         150,774
                                                ---------       ---------
                                             $    119,660         183,103
                                                =========       =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $    64,687     76,913    113,704    173,722
Interest                                -          -          -         33
                                  -------    -------    -------    -------
                                   64,687     76,913    113,704    173,755
                                  -------    -------    -------    -------

  Expenses

Production                         46,059     78,430     98,416    163,715
General and administrative         21,837     23,493     43,575     51,510
Depreciation, depletion and
 amortization                       2,500     15,000      6,500     29,000
                                  -------    -------    -------    -------
                                   70,396    116,923    148,491    244,225
                                  -------    -------    -------    -------
Net income (loss)             $   (5,709)   (40,010)   (34,787)   (70,470)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     (289)    (2,252)    (2,546)    (3,733)
                                  =======    =======    =======    =======
 General Partner              $      (32)      (249)      (283)      (414)
                                  =======    =======    =======    =======
 Limited partners             $   (5,388)   (37,509)   (31,958)   (66,323)
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.51)     (3.58)     (3.05)     (6.33)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from sale of oil and gas             $    99,472    206,584
 Cash paid to suppliers                               (156,683)  (194,559)
 Interest received                                            -         33
                                                        -------    -------
  Net cash provided by (used by) operating activities   (57,211)    12,058
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                      (519)    (4,590)
 Sale of oil and gas properties                          44,002     45,000
                                                        -------    -------
  Net cash provided by investing activities              43,483     40,410
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                  268   (22,026)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           (13,460)     30,442

 Beginning of period                                     14,672      4,408
                                                        -------    -------
 End of period                                      $     1,212     34,850
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                            $  (34,787)   (70,470)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                6,500     29,000
  Decrease (increase) in receivables                   (14,232)     32,862
  Increase (decrease) in payables                      (14,692)     20,666
                                                        -------    -------
Net cash provided by (used in) operating activities $  (57,211)     12,058
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.01     11.89      26%
Average price per mcf of gas             $     1.96      2.02     (3%)
Oil production in barrels                     3,800     5,600    (32%)
Gas production in mcf                         3,900     5,100    (24%)
Gross oil and gas revenue                $   64,687    76,913    (16%)
Net oil and gas revenue                  $   18,628   (1,517)   1,328%
Partnership distributions                $        -    12,000   (100%)
Limited partner distributions            $        -    10,800   (100%)
Per unit distribution to limited
 partners                                $        -      1.03   (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $64,687 from $76,913 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 16%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 26%, or $3.12 per barrel, resulting in an increase of approximately $17,500 in revenues. Oil sales represented 88% of total oil and gas sales during the quarter ended June 30, 1999 and 87% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.06 per mcf, resulting in a decrease of approximately $300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $17,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 32% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $27,000 in revenues.

    Gas production decreased approximately 1,200 mcf or 24% during the same period, resulting in a decrease of approximately $2,400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $29,400. The decrease in oil production is primarily related to property sales. Gas production decreased primarily due to one well which was shut-in July 1998 as unproductive to operate.

Costs and Expenses

Total costs and expenses decreased to $70,396 from $116,923 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 40%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 41% lower, or approximately $32,400 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $1,700 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $2,500 for the quarter ended June 30, 1999 from $15,000 for the same period in 1998. This represents a decrease of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.52     12.82       (2%)
Average price per mcf of gas             $     1.80      1.80          -
Oil production in barrels                     7,900    12,000      (34%)
Gas production in mcf                         8,200    11,000      (25%)
Gross oil and gas revenue                $  113,704   173,722      (35%)
Net oil and gas revenue                  $   15,288    10,007        53%
Partnership distributions                $        -    22,000     (100%)
Limited partner distributions            $        -    19,800     (100%)
Per unit distribution to limited
 partners                                $        -      1.89     (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $113,704 from $173,722 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 35%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 2%, or $.30 per barrel, resulting in a decrease of approximately $3,600 in revenues. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 1999 as compared to 89% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership remained the same during the period covered.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $3,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,100 barrels or 34% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $51,300 in revenues.

    Gas production decreased approximately 2,800 mcf or 25% during the same period, resulting in a decrease of approximately $5,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $56,300. The decrease in oil production is primarily related to property sales. Gas production decreased primarily due to one well which was shut-in July 1998 as unproductive to operate.

Costs and Expenses

Total costs and expenses decreased to $148,491 from $244,225 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 39%. The decrease is the result of lower lease operating cost, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 40% lower, or approximately $65,300 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 15% or approximately $7,900 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $6,500 for the six months ended June 30, 1999 from $29,000 for the same period in 1998. This represents a decrease of 78%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by or (used by) operating activities were approximately
$(57,200)   in  the  six  months  ended  June  30,  1999  as  compared   to
approximately $12,100 in the six months ended June 30, 1998.

Cash flows provided by investing activities were approximately $43,500 in the six months ended June 30, 1999 as compared to approximately $40,400 in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $(300) in the six months ended June 30, 1999 as compared to approximately $22,000 in the six months ended June 30, 1998.

There were no distributions during the six months ended June 30, 1999. Total distributions during the six months ended June 30, 1998 were $22,000 of which $19,800 was distributed to the limited partners and $2,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $1.89.

The source for the 1998 distributions of $22,000 was oil and gas operations of approximately $12,100, and the net change in oil and gas properties of approximately $40,400.

Since inception of the Partnership, cumulative monthly cash distributions of $2,693,706 have been made to the partners. As of June 30, 1999, $2,474,805 or $236.06 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As  of  June  30,  1999, the Partnership had approximately  $2,500  deficit working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

Date: August 15, 1999