Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2000-05-10
CIK 859905

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                            Yes   X   No

         The total number of pages contained in this report is 13

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      1,204          1,204
 Receivable from Managing General Partner           35,538          7,752
                                                 ---------      ---------
    Total current assets                            36,742          8,956
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,805,278      3,803,199
  Less accumulated depreciation,
   depletion and amortization                    3,690,386      3,687,386
                                                 ---------      ---------
    Net oil and gas properties                     114,892        115,813
                                                 ---------      ---------
                                              $    151,634        124,769
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        811            811
                                                 ---------      ---------
Partners' equity:
 General partners                                 (25,591)       (28,577)
 Limited partners                                  176,414        152,535
                                                 ---------      ---------
    Total partners' equity                         150,823        123,958
                                                 ---------      ---------
                                              $    151,634        124,769
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                         $   103,354     49,017
                                                        -------    -------
  Expenses

Production                                               52,418     52,404
General and administrative                               21,071     21,738
Depreciation, depletion and amortization                  3,000      4,000
                                                        -------    -------
                                                         76,489     78,142
                                                        -------    -------
Net income (loss)                                   $    26,865   (29,125)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     2,688    (2,261)
                                                        =======    =======
 General partner                                    $       299      (251)
                                                        =======    =======
 Limited partners                                   $    23,878   (26,613)
                                                        =======    =======
  Per limited partner unit                          $      2.28     (2.54)
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from sales of oil and gas            $    93,362     49,834
 Cash paid to suppliers                                (91,283)   (96,992)
                                                       --------   --------
   Net cash provided by (used in) operating activities                2,079
(47,158)
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                    (2,079)      (342)
 Sale of oil and gas properties                               -     42,772
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                           (2,079)     42,430
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -          -
                                                       --------   --------
Net decrease in cash and cash equivalents                     -    (4,728)

 Beginning of period                                      1,204     14,672
                                                       --------   --------
 End of period                                      $     1,204      9,944
                                                                   ========
========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $    26,865   (29,125)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                3,000      4,000
  (Increase) decrease in receivables                    (9,992)        817
  Decrease in payables                                 (17,794)   (22,850)
                                                        -------    -------
Net cash provided by (used in) operating activities $     2,079   (47,158)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing workovers during the year to enhance production. The Partnership could possibly experience a normal decline of 7% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   26.93     10.21     164%
Average price per mcf of gas              $    3.19      1.66      92%
Oil production in barrels                     3,400     4,100    (17%)
Gas production in mcf                         3,700     4,300    (14%)
Gross oil and gas revenue                 $ 103,354    49,017     111%
Net oil and gas revenue                   $  50,936   (3,387)   1,604%
Partnership distributions                 $       -         -        -
Limited partner distributions             $       -         -        -
Per unit distribution to limited
 partners                                 $       -         -        -
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $103,354 from $49,017 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 111%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 164%, or $16.72 per barrel, resulting in an increase of approximately $68,600 in revenues. Oil sales represented 89% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 85% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 92%, or $1.53 per mcf, resulting in an increase of approximately $6,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $75,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 17% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $18,900 in revenues.

    Gas production decreased approximately 600 mcf or 14% during the same period, resulting in a decrease of approximately $1,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,800. The decrease is primarily due to property sales during 1999.

Costs and Expenses

Total costs and expenses decreased to $76,489 from $78,142 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 2%. The decrease is the result of lower production expense, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were less than 1% higher or approximately $15 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $700 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $3,000 for the quarter ended March 31, 2000 from $4,000 for the same period in 1999. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease of depletion expense between the comparative periods were a increase in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $2,100 in the quarter ended March 31, 2000 as compared to approximately $(47,200) in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was operations.

Cash flows provided by (used in) investing activities were approximately $(2,100) in the quarter ended March 31, 2000 as compared to approximately $42,400 in the quarter ended March 31, 1999. The principle use of the 2000 cash flow from investing activities was the additions to oil and gas properties.

There were no cash flows used in financing activities in the quarters ended March 31, 2000 and 1999.

There were no distributions during the quarters ended March 31, 2000 and 1999.

Since inception of the Partnership, cumulative monthly cash distributions of $2,693,706 have been made to the partners. As of March 31, 2000, $2,474,805 or $236.06 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $35,900 in negative working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000