Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2000-08-10
CIK 859905

16 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     18,476           1,204
 Receivable from Managing General Partner          40,879           7,752
                                                ---------       ---------
    Total current assets                           59,355           8,956
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 3,808,677       3,803,199
  Less accumulated depreciation,
   depletion and amortization                   3,691,386       3,687,386
                                                ---------       ---------
    Net oil and gas properties                    117,291         115,813
                                                ---------       ---------
                                             $    176,646         124,769
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                        $        811             811
                                                ---------       ---------
Partners' equity:
 General partners                                (22,989)        (28,577)
 Limited partners                                 198,824         152,535
                                                ---------       ---------
    Total partners' equity                        175,835         123,958
                                                ---------       ---------
                                             $    176,646         124,769
                                                =========       =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $   100,989     64,687    204,343    113,704
Interest                                3          -          3          -
                                  -------    -------    -------    -------
                                  100,992     64,687    204,346    113,704
                                  -------    -------    -------    -------

  Expenses

Production                         53,964     46,059    106,381     98,416
General and administrative         21,017     21,837     42,088     43,575
Depreciation, depletion and
 amortization                       1,000      2,500      4,000      6,500
                                  -------    -------    -------    -------
                                   75,981     70,396    152,469    148,491
                                  -------    -------    -------    -------
Net income (loss)             $    25,011    (5,709)     51,877   (34,787)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,341      (289)      5,029    (2,546)
                                  =======    =======    =======    =======
 General Partner              $       260       (32)        559      (283)
                                  =======    =======    =======    =======
 Limited partners             $    22,410    (5,388)     46,289   (31,958)
                                  =======    =======    =======    =======
  Per limited partner unit    $      2.14      (.51)       4.42     (3.05)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   193,431     99,472
 Cash paid to suppliers                               (170,684)  (156,683)
 Interest received                                            3          -
                                                        -------    -------
  Net cash provided by (used in) operating activities    22,750    (57,211)
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                    (5,478)      (519)
 Sale of oil and gas properties                               -     44,002
                                                        -------    -------
  Net cash (used in) provided by investing activities   (5,478)     43,483
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -        268
                                                        -------    -------
Net increase (decrease) in cash and cash equivalents     17,272   (13,460)

 Beginning of period                                      1,204     14,672
                                                        -------    -------
 End of period                                      $    18,476      1,212
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $    51,877   (34,787)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                4,000      6,500
  Increase in receivables                              (10,912)   (14,232)
  Decrease in payables                                 (22,215)   (14,692)
                                                        -------    -------
Net cash provided by (used in) operating activities $    22,750   (57,211)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.98     15.01      86%
Average price per mcf of gas             $     4.32      1.96     120%
Oil production in barrels                     3,100     3,800    (18%)
Gas production in mcf                         3,300     3,900    (15%)
Gross oil and gas revenue                $  100,989    64,687      56%
Net oil and gas revenue                  $   47,025    18,628     152%
Partnership distributions                $        -         -        -
Limited partner distributions            $        -         -        -
Per unit distribution to limited
 partners                                $        -         -        -
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $100,989 from $64,687 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 56%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 86%, or $12.97 per barrel, resulting in an increase of approximately $49,300 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2000 and 88% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 120%, or $2.36 per mcf, resulting in an increase of approximately $9,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $58,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 18% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $19,600 in revenues.

    Gas production decreased approximately 600 mcf or 15% during the same period, resulting in a decrease of approximately $2,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $22,200. The decrease is primarily due to sharp natural decline.

Costs and Expenses

Total costs and expenses increased to $75,981 from $70,396 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 8%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 17% higher, or approximately $7,900 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $800 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $1,000 for the quarter ended June 30, 2000 from $2,500 for the same period in 1999. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.43     12.52       119%
Average price per mcf of gas             $     3.72      1.80       107%
Oil production in barrels                     6,500     7,900      (18%)
Gas production in mcf                         7,000     8,200      (15%)
Gross oil and gas revenue                $  204,343   113,704        80%
Net oil and gas revenue                  $   97,962    15,288       541%
Partnership distributions                $        -         -          -
Limited partner distributions            $        -         -          -
Per unit distribution to limited
 partners                                $        -         -          -
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $204,343 from $113,704 for the six months ended June 30, 2000 and 1999, respectively, an increase of 80%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 119%, or $14.91 per barrel, resulting in an increase of approximately $117,800 in revenues. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 2000 as compared to 87% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 107%, or $1.92 per mcf, resulting in an increase of approximately $15,700 in income from net profits interests.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $133,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 18% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $38,400 in revenues.

    Gas production decreased approximately 1,200 mcf or 15% during the same period, resulting in a decrease of approximately $4,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $42,900. The decrease is primarily due to sharp natural decline.

Costs and Expenses

Total costs and expenses increased to $152,469 from $148,491 for the six months ended June 30, 2000 and 1999, respectively, an increase of 3%. The increase is the result of higher lease operating cost, partially offset by a decrease in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $8,000 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,500 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $4,000 for the six months ended June 30, 2000 from $6,500 for the same period in 1999. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $22,800 in the six months ended June 30, 2000 as compared to approximately $(57,200) in the six months ended June 30, 1999.

Cash flows (used in) provided by investing activities were approximately $(5,500) in the six months ended June 30, 2000 as compared to approximately $43,500 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the addition to oil and gas properties.

There  were  no cash flows used in financing activities in the  six  months
ended   June   2000.   Cash  flows  used  in  financing   activities   were
approximately $(300) in the six months ended June 30, 1999.

There were no distributions during the six months ended June 30, 2000 and 1999.

Since inception of the Partnership, cumulative monthly cash distributions of $2,693,706 have been made to the partners. As of June 30, 2000, $2,474,805 or $236.06 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $18,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000