Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2000-11-01
CIK 859905

Page 3 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   10,758          1,204
 Receivable from Managing General Partner          58,352          7,752
                                                ---------      ---------
     Total current assets                          69,110          8,956
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 3,811,704      3,803,199
  Less accumulated depreciation
   depletion and amortization                   3,694,386      3,687,386
                                                ---------      ---------
     Net oil and gas properties                   117,318        115,813
                                                ---------      ---------
                                               $  186,428        124,769
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities
 Distribution payable                          $      597            811
                                                ---------      ---------
     Total current liabilities                        597            811
                                                ---------      ---------
Partners' equity
 General partners                                (19,061)       (28,577)
 Limited partners                                 204,892        152,535
                                                ---------      ---------
     Total partners' equity                       185,831        123,958
                                                ---------      ---------
                                               $  186,428        124,769
                                                =========      =========

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   122,254    77,066     326,596   190,770
Interest                             104         -         107         -
                                 -------   -------     -------   -------
                                 122,358    77,066     326,703   190,770
                                 -------   -------     -------   -------
Expenses

Production                        62,274    62,835     168,654   161,251
General and administrative        20,804    19,963      62,892    63,538
Depreciation, depletion and
 amortization                      3,000         -       7,000     6,500
                                 -------   -------     -------   -------
                                  86,078    82,798     238,546   231,289
                                 -------   -------     -------   -------
Net income (loss)            $    36,280   (5,732)      88,157  (40,519)
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     3,535     (516)       8,564   (3,062)
                                 =======   =======     =======   =======
 General Partner             $       393      (57)         952     (340)
                                 =======   =======     =======   =======
 Limited Partners            $    32,352   (5,159)      78,641  (37,117)
                                 =======   =======     =======   =======
  Per limited partner unit   $      3.09     (.49)        7.50     (3.54)
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  294,444    164,176
 Cash paid to suppliers                             (249,994)  (220,114)
 Interest received                                        107          -
                                                      -------    -------
  Net cash provided by (used in) operating activities             44,557
(55,938)
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (8,505)    (1,792)
 Cash received from sale of oil and gas
  property interest                                         -     44,002
                                                      -------    -------
  Net cash (used in) provided by investing activities            (8,505)
42,210
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (26,498)        260
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            9,554   (13,468)

 Beginning of period                                    1,204     14,672
                                                      -------    -------
 End of period                                     $   10,758      1,204
                                                      =======    =======

                                                             (continued)

                Southwest Oil and Gas Income Fund X-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities

Net income (loss)                                  $   88,157   (40,519)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

 Depreciation, depletion and amortization               7,000      6,500
 Increase in receivables                             (32,152)   (26,594)
 (Decrease) increase in payables                     (18,448)      4,675
                                                    ---------     ------
Net cash provided by (used in) operating activities         $     44,557
(55,938)
                                                    =========     ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.04     18.08      66%
Average price per mcf of gas               $    5.08      2.83      80%
Oil production in barrels                      3,500     3,630     (4%)
Gas production in mcf                          4,100     4,050       1%
Gross oil and gas revenue                  $ 122,254    77,066      59%
Net oil and gas revenue                    $  59,980    14,231     321%
Partnership distributions                  $  26,284         -     100%
Limited partner distributions              $  26,284         -     100%
Per unit distribution to limited partners  $    2.51         -     100%
Number of limited partner units               10,484    10,484


Revenues

The Partnership's oil and gas revenues increased to $122,254 from $77,066 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 59%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 66%, or $11.96 per barrel, resulting in an increase of approximately $43,400 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 85% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 80%, or $2.25 per mcf, resulting in an increase of approximately $9,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $52,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 130 barrels or 4% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $3,900 in revenues.

    Gas production increased approximately 50 mcf or 1% during the same period, resulting in an increase of approximately $300 in revenues.

    The total decrease in revenues due to the change in production is approximately $3,600.

Costs and Expenses

Total costs and expenses increased to $86,078 from $82,798 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 4%. The increase is the result of higher depletion expense, general and administrative expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 1% lower, or approximately $600 less during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $800 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense of $3,000 was recorded for the quarter ended September 30, 2000. There was no depletion expense recorded for the quarter ended September 30, 1999. This represents a increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.93     14.51      92%
Average price per mcf of gas               $    3.90      2.11      85%
Oil production in barrels                     10,100    11,340    (11%)
Gas production in mcf                         11,400    12,420     (8%)
Gross oil and gas revenue                  $ 326,596   190,770      71%
Net oil and gas revenue                    $ 157,942    29,519     435%
Partnership distributions                  $  26,284         -     100%
Limited partner distributions              $  26,284         -     100%
Per unit distribution to limited partners  $    2.51         -     100%
Number of limited partner units               10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $326,596 from $190,770 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 71%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 92%, or $13.42 per barrel, resulting in an increase of approximately $152,200 in revenues. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 2000 and 86% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $1.79 per mcf, resulting in an increase of approximately $22,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $174,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,240 barrels or 11% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $34,600 in revenues.

    Gas production decreased approximately 1,020 mcf or 8% during the same period, resulting in a decrease of approximately $4,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $38,600.

Costs and Expenses

Total costs and expenses increased to $238,546 from $231,289 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 3%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $7,400 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $600 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense increased to $7,000 for the nine months ended September 30, 2000 from $6,500 for the same period in 1999. This represents an increase of 8%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $44,600 in the nine months ended September 30, 2000 as compared to approximately $(55,900) in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was oil and gas operations.

Cash flows (used in) provided by investing activities were approximately $(8,500) in the nine months ended September 30, 2000 as compared to approximately $42,200 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows (used in) financing activities were approximately $(26,500) in the nine months ended September 30, 2000 as compared to approximately $260 provided by in the nine months ended September 30, 1999.

Total distributions during the nine months ended September 30, 2000 were $26,284 of which $26,284 was distributed to the limited partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $2.51. There were no distributions during the nine months ended September 30, 1999.

The source for the 2000 distributions of $26,284 was oil and gas operations of approximately $44,600, partially offset by the change in oil and gas properties of approximately $(8,500), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,719,990 have been made to the partners. As of September 30, 2000, $2,501,089 or $238.56 per limited partner unit has been distributed to the limited partners, representing a 48% return of the capital contributed.

As  of  September  30, 2000, the Partnership had approximately  $68,500  in
working  capital.   The  Managing  General  Partner  knows  of  no  unusual
contractual commitments.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000