Form 10-K
period 2000-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2001-03-27
CIK 859905

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 40.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         36

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        39

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          85%          15%
                    1999          86%          14%
                    1998          87%          13%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 85% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 27%, Eaglewing Trading Inc. for 23%, Navajo Refining Company for 22% and Phillips 66 for 13%. Three purchasers accounted for
73%  of  the  Partnership's  total  oil and  gas  production  during  1999:
Scurlock Permian Corporation for 27%, Navajo Refining Company for 26% and Eaglewing Trading Inc. for 20%. Four purchasers accounted for 78% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 33%, Navajo Refining Company for 21%, Eaglewing Trading Inc. for 13% and Mobil Corporation for 11%. All purchasers of the
Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico, Duval, Hockley, Midland, Pecos, Runnels and Ward Counties of Texas. These properties consist of various interests in approximately 170 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000. During 1999, nine leases were sold for $42,770. During 1998, eight leases were sold for $67,800.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                         Date
                      Purchased           No. of        Proved Reserves**
Name and Location    and Interest         Wells     Oil (bbls)   Gas (mcf)
-----------------    ------------         ------    ----------   ---------

Texas Crude           12/90* at 17.5%       8        101,000      41,000
Acquisition           to 50% working
Gaines, Hockley,      interest
Terry and Culberson
Counties, Texas
Lea County, New
Mexico

*Per the terms of the purchase, the Partnership received production runs from a period prior to the date of purchase.

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $24.82 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.62 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, no limited partner units were purchased by the Managing General Partner. In 2000, 32 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $13.75 per unit. In 1999, 17 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $22.57 per unit. In 1998, 75 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $18.77 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 564 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $74,026, with $73,769 distributed to the limited partners. For the year ended December 31, 2000, distributions of $7.04 per limited partner unit were made, based upon 10,484 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. There were no distributions during the year ended December 31, 1999. During 1998, distributions were made totaling $32,000, with $28,800 distributed to the limited partners and $3,200 to the general partners. For the year ended December 31, 1998, distributions of $2.75 per limited partner unit were made, based upon 10,484 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                       ------------------------------------------------------
                         2000       1999       1998       1997      1996
                         ----       ----       ----       ----      ----
Revenues           $   447,515    273,357    288,218    565,975    832,224

Net income (loss)      125,731   (26,816)  (263,850)     40,793    173,666

Partners' share
 of net income (loss):

  General
   partners             13,373    (1,782)   (11,946)     10,479     23,067

  Limited
   partners            112,358   (25,034)  (251,904)     30,314    150,599

Limited partners'
 net income (loss)
  per unit               10.72     (2.39)    (24.03)       2.89      14.36

Limited partners'
 cash distributions
  per unit                7.04          -       2.75      14.83      13.13

Total assets       $   176,340    124,769    183,103    447,383    579,581

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

Based on current conditions, management anticipates performing a few workovers during 2001 to enhance production. The partnership may have an increase in production volumes for the year 2001, otherwise, the partnership will most likely experience the historical production decline of approximately 7% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.15    16.18      74%
Average price per mcf of gas               $    4.28     2.31      85%
Oil production in barrels                     13,500   14,550     (7%)
Gas production in mcf                         15,700   16,430     (4%)
Gross oil and gas revenue                  $ 447,179  273,357      64%
Net oil and gas revenue                    $ 216,159   65,632     229%
Partnership distributions                  $  74,026        -     100%
Limited partner distributions              $  73,769        -     100%
Per unit distribution to limited partners  $    7.04        -     100%
Number of limited partner units               10,484   10,484

Revenues

The Partnership's oil and gas revenues increased to $447,179 from $273,357 for the years ended December 31, 2000 and 1999, respectively, an increase of 64%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 74%, or $11.97 per barrel, resulting in an increase of approximately $161,600 in revenues. Oil sales represented 85% of total oil and gas sales during the year ended December 31, 2000 as compared to 86% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $1.97 per mcf, resulting in an increase of approximately $30,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $192,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,050 barrels or 7% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $17,000 in revenues.

    Gas production decreased approximately 730 mcf or 4% during the same period, resulting in a decrease of approximately $1,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,700.

Costs and Expenses

Total costs and expenses increased to $321,784 from $300,173 for the years ended December 31, 2000 and 1999, respectively, an increase of 7%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 11% higher, or approximately $23,300 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $700 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $8,000 for the year ended December 31, 2000 from $9,000 for the same period in 1999. This represents a decrease of 11%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $1,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

2. Lease operating costs and production taxes were 33% lower, or approximately $104,100 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs are primarily due to property sales and the shut-in of one gas well.

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 2000, 1999 and 1998 was $125,731, $(26,816) and $(263,850), respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income (loss) would have been $133,731 in 2000, $(17,816) in 1999 and $(119,464) in 1998. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $74,026, 0 and $32,000, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  2000  distributions of $74,026  were  oil  and  gas operations of approximately $83,100 and the change in oil and gas properties of approximately $6,300, resulting in excess cash for contingencies ore subsequent distributions. There were no distributions for the year ending December 31, 1999. The sources for the 1998 distributions of $32,000 were oil and gas operations of approximately
$(47,400) and the change in oil and gas properties of approximately $89,800, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $74,026 of which $73,769 was distributed to the limited partners. The per unit distribution to limited partners during the same period was $7.04. There were no distributions during the year ending December 31, 1999. Total distributions during the year ended December 31, 1998 were $32,000 of which $28,800 was distributed to the limited partners and $3,200 to the general partners. The per unit distribution to limited partners during the same period was $2.75.

Since inception of the Partnership, cumulative monthly cash distributions of $2,767,732 have been made to the partners. As of December 31, 2000, $2,548,573 or $243.09 per limited partner unit, has been distributed to the limited partners, representing a 49% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $83,100 in 2000 compared to $(57,300) in 1999 and approximately $(47,400)
in 1998. The primary source of the 2000 cash flow from operating activities was for operations.

Cash flows provided by investing activities were approximately $6,300 in 2000 compared to $43,600 in 1999 and approximately $89,800 in 1998. The principal source of the 2000 cash flow from investing activities was the sale of oil and gas properties.

Cash flows provided by (used in) financing activities were approximately $(74,200) in 2000 compared to $260 in 1999 and approximately $(32,200) in 1998.

As of December 31, 2000, the Partnership had approximately $74,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund X-A, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-A, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        16,448        1,204
 Receivable from Managing General Partner             58,391        7,752

---------                                    ---------
                                                 Total    current    assets
74,839                                       8,956

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,796,887    3,803,199
  Less accumulated depreciation,
                                               depletion  and  amortization
3,695,386                                    3,687,386

---------                                    ---------
                                              Net  oil  and gas  properties
101,501                                      115,813

---------                                    ---------
                                                                          $
176,340                                      124,769

=========                                    =========

  Liabilities and Partners' Equity

Current liabilities
 Distributions payable                       $           677          811

---------                                    ---------
Partners' equity:
 General partners                                   (15,461)     (28,577)
 Limited partners                                    191,124      152,535

---------                                    ---------
                                                Total    partners'   equity
175,663                                      123,958

---------                                    ---------
                                                                          $
176,340                                      124,769

=========                                    =========


















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----
  Revenues

Oil and gas income                        $    447,179   273,357  288,182
Interest                                           336         -       33
Miscellaneous income                                 -         -        3
                                                                    -------
-------                                   ---------
                                                                    447,515
273,357                                   288,218
                                                                    -------
-------                                   ---------

  Expenses

Production                                     231,020   207,725  311,871
General and administrative                      82,764    83,448   95,811
Depreciation, depletion and amortization         8,000     9,000  101,000
Provision for impairment of oil and gas
 properties                                          -         -   43,386
                                                                    -------
-------                                   ---------
                                                                    321,784
300,173                                   552,068
                                                                    -------
-------                                   ---------
Net income (loss)                         $    125,731  (26,816)(263,850)
                                                                    =======
=======                                   =========

Net income (loss) allocated to:

 Managing General Partner                 $     12,036   (1,604) (10,751)
                                                                    =======
=======                                   =========
 General Partner                          $      1,337     (178)  (1,195)
                                                                    =======
=======                                   =========
 Limited partners                         $    112,358  (25,034)(251,904)
                                                                    =======
=======                                   =========
  Per limited partner unit                $      10.72     (2.39) (24.03)
                                                                    =======
=======                                   =========





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                               General   Limited
                                               Partners  Partners   Total
                                               --------  --------   -----

Balance at December 31, 1997              $   (11,649)   458,273  446,624

 Net loss                                     (11,946) (251,904)(263,850)

 Distributions                                 (3,200)  (28,800) (32,000)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998                  (26,795)   177,569  150,774

 Net loss                                      (1,782)  (25,034) (26,816)

 Distributions                                       -         -        -
                                                                    -------
---------                                 ---------
Balance at December 31, 1999                  (28,577)   152,535  123,958

 Net income                                     13,373   112,358  125,731

 Distributions                                   (257)  (73,769) (74,026)
                                                                    -------
---------                                 ---------
Balance at December 31, 2000              $   (15,461)   191,124  175,663
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    415,489   248,321  337,610
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(332,733)                                 (305,667)(385,018)
 Interest received                                 336         -       33
                                                                   --------
--------                                  --------
  Net cash provided by (used in) operating
                                           activities      83,092  (57,346)
(47,375)
                                                                   --------
--------                                  --------
Cash flows from investing activities:

 Additions to oil and gas properties                 -   (1,252)        -
 Sale of oil and gas properties                  6,312    44,870   89,847
                                                                   --------
--------                                  --------
   Net  cash provided by investing activities                6,312   43,618
89,847
                                                                   --------
--------                                  --------
Cash flows (used in) provided by financing activities:

 Distributions to partners                    (74,160)       260 (32,208)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                               15,244  (13,468)   10,264

 Beginning of year                               1,204    14,672    4,408
                                                                   --------
--------                                  --------
 End of year                              $     16,448     1,204   14,672
                                                                   ========
========                                  ========


(continued)




















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Reconciliation of net income (loss) to
 net cash provided by (used in)
 operating activities:

Net income (loss)                         $    125,731  (26,816)(263,850)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:

   Depreciation, depletion and amortization                 8,000     9,000
101,000
  Provision of impairment of oil and gas
                                           Properties           -         -
43,386
  (Increase) decrease in receivables          (31,690)  (25,036)   49,425
  (Decrease) increase  in payables            (18,949)  (14,494)   22,664
                                                                    -------
-------                                   -------
Net cash provided by (used in) operating
 activities                               $     83,092  (57,346) (47,375)
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000 and 1999 the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $43,386 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $67,656 and $74,231, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 there were 10,484 limited partner units outstanding held by 564, 564 and 570 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to, other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                                                                Notes    to
                                                                Financial
                                                                Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $45,100, $56,700 and $70,200 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $12,800, $3,200 and $1,900 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $78,000 during 2000, 1999 and 1998, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $58,400 and $7,800 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximately $100 and $200 for the years ended December 31, 2000 and 1999. There were no legal services provided for the years ended December 31, 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 85% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 27%, Eaglewing Trading Inc. for 23%, Navajo Refining Company for 22% and Phillips 66 for 13%. Three purchasers accounted for 73% of the Partnership's total oil and gas production during 1999: Scurlock Permian Corporation for 27%, Navajo Refining Company for 26% and Eaglewing Trading Inc. for 20%. Four purchasers accounted for 78% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation 33%, Navajo Refining Company 21%, Eaglewing Trading Inc. 13% and Mobil Corporation 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)    Gas (mcf)
                                                    ----------    ---------
     Proved developed and undeveloped reserves -

     January 1, 1998                                 181,000       233,000

       Sales of reserves in place                    (7,000)       (8,000)
       Revisions of previous estimates             (114,000)      (57,000)
       Production                                   (22,000)      (21,000)
                                                     -------       -------
     December 31, 1998                                38,000       147,000

       Revisions of previous estimates               120,000        32,000
       Production                                   (15,000)      (16,000)
                                                     -------       -------
     December 31, 1999                               143,000       163,000

       Revisions of previous estimates                21,000        20,000
       Production                                   (14,000)      (16,000)
                                                     -------       -------
     December 31, 2000                               150,000       167,000
                                                     =======       =======

     Proved developed reserves -

     December 31, 1998                                37,000       138,000
                                                     =======       =======
     December 31, 1999                               142,000       155,000
                                                     =======       =======
     December 31, 2000                               138,000       146,000
                                                     =======       =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $24.82 per barrel in the preparation of the reserve report as of January 1, 2001.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.62 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000      1999         1998
                                              ----      ----        -----

     Future cash inflows                $  5,321,000  3,629,000    604,000
     Production and development costs      2,497,000  2,097,000    359,000
                                           ---------  ---------  ---------
     Future net cash flows                 2,824,000  1,532,000    245,000
     10% annual discount for estimated
       timing of cash flows                1,262,000    609,000     77,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $  1,562,000    923,000    168,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000        1999        1998
                                             ----        ----        ----
     Sales of oil and gas produced,
       net of production costs          $ (216,000)    (66,000)     23,000
      Changes in prices and production costs             624,000    172,000
(523,000)
     Changes of production rates
       (timing) and others                 (74,000)    (48,000)     79,000
     Sales of minerals in place                   -           -   (32,000)
     Revisions of previous
     quantities estimates                   213,000     680,000  (337,000)
     Accretion of discount                   92,000      17,000     87,000
     Discounted future net
       cash flows -
      Beginning of year                     923,000     168,000    871,000
                                          ---------   ---------  ---------
      End of year                       $ 1,562,000     923,000    168,000
                                          =========   =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  103,354    100,992   122,358     120,811
     Total expenses               76,489     75,981    86,078      83,236
     Net income                   26,865     25,011    36,280      37,575
     Net income per limited
      partners unit                 2.28       2.14      3.09        3.22

  1999:
     Total revenues           $   49,017     64,687    77,066      82,587
     Total expenses               78,142     70,396    82,798      68,837
     Net income (loss)          (29,125)    (5,709)   (5,732)      13,750
     Net income (loss) per limited
      partners unit               (2.54)      (.51)      (.49)       1.15

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partners received $78,000 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through prior purchases, the Managing General Partner also owns
156.0 limited partner units, or a 1.5% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 10.5%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    1.5%
 Interest            Managing General Partner     156.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  1.5%
 Interest            Chairman of the Board,       156.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  1.5%
 Interest            Secretary and Director of    156.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns  1.5%
 Interest            Vice President and CFO of    156.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns  1.5%
 Interest            Vice President, Marketing    156.0 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701


Limited Partnership  Paul L. Morris               Indirectly Owns  1.5%
 Interest            Director of Southwest        156.0 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701


There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $78,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $45,100 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $12,800 for the year ended December 31, 2000.

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001