Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2001-05-09
CIK 859905

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     13,085         16,448
 Receivable from Managing General Partner           42,066         58,391
                                                 ---------      ---------
    Total current assets                            55,151         74,839
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,797,542      3,796,887
  Less accumulated depreciation,
   depletion and amortization                    3,698,386      3,695,386
                                                 ---------      ---------
    Net oil and gas properties                      99,156        101,501
                                                 ---------      ---------
                                              $    154,307        176,340
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        310            677
                                                 ---------      ---------
Partners' equity:
 General partners                                 (17,328)       (15,461)
 Limited partners                                  171,325        191,124
                                                 ---------      ---------
    Total partners' equity                         153,997        175,663
                                                 ---------      ---------
                                              $    154,307        176,340
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                         $   117,290    103,354
Interest                                                    109          -
                                                        -------    -------
                                                        117,399    103,354
                                                        -------    -------

  Expenses

Production                                               70,151     52,418
General and administrative                               20,914     21,071
Depreciation, depletion and amortization                  3,000      3,000
                                                        -------    -------
                                                         94,065     76,489
                                                        -------    -------
Net income                                          $    23,334     26,865
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     2,370      2,688
                                                        =======    =======
 General partner                                    $       263        299
                                                        =======    =======
 Limited partners                                   $    20,701     23,878
                                                        =======    =======
  Per limited partner unit                          $      1.97      2.28
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from sales of oil and gas            $   137,183     93,362
 Cash paid to suppliers                                (94,633)   (91,283)
 Interest received                                          109          -
                                                       --------   --------
  Net cash provided by operating activities              42,659      2,079
                                                       --------   --------
Cash flows used in investing activities:

 Additions to oil and gas properties                      (655)    (2,079)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (45,367)          -
                                                       --------   --------
Net decrease in cash and cash equivalents               (3,363)          -

 Beginning of period                                     16,448      1,204
                                                       --------   --------
 End of period                                      $    13,085      1,204
                                                                   ========
========

                                                               (continued)

                Southwest Oil & Gas Income Fund X-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    23,334     26,865

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                3,000      3,000
  Decrease (increase) in receivables                     19,893    (9,992)
  Decrease in payables                                  (3,568)   (17,794)
                                                        -------    -------
Net cash provided by operating activities           $    42,659      2,079
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   25.75     26.93     (4%)
Average price per mcf of gas              $    7.69      3.19     141%
Oil production in barrels                     3,300     3,400     (3%)
Gas production in mcf                         4,200     3,700      14%
Gross oil and gas revenue                 $ 117,290   103,354      13%
Net oil and gas revenue                   $  47,139    50,936     (7%)
Partnership distributions                 $  45,000         -     100%
Limited partner distributions             $  40,500         -     100%
Per unit distribution to limited
 partners                                 $    3.86         -     100%
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $117,290 from $103,354 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 13%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 4%, or $1.18 per barrel, resulting in a decrease of approximately $3,900 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 89% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 141%, or $4.50 per mcf, resulting in an increase of approximately $18,900 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $15,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 3% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $2,700 in revenues.

    Gas production increased approximately 500 mcf or 14% during the same period, resulting in an increase of approximately $1,600 in revenues.

    The net total decrease in revenues due to the change in production is approximately $1,100.

Costs and Expenses

Total costs and expenses increased to $94,065 from $76,489 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 23%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 34% higher or approximately $17,700 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase in lease operating expense is due to acoustical testing, maintenance and other repairs being performed in 2001, and the increase in production taxes in relation to the increase in gross revenues received in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense remained unchanged for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $42,700 in the quarter ended March 31, 2001 as compared to approximately $2,100 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was operations.

Cash flows used in investing activities were approximately $700 in the quarter ended March 31, 2001 as compared to approximately $2,100 in the quarter ended March 31, 2000. The principle use of the 2001 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $45,400 in the quarter ended March 31, 2001. There were no cash flows used in financing activities in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $45,000 of which $40,500 was distributed to the limited partners and $4,500 was distributed to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $3.86. There were no distributions during the quarters ended March 31, 2000.

The source for the 2001 distributions of $45,000 was oil and gas operations of approximately $42,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,812,732 have been made to the partners. As of March 31, 2001, $2,589,074 or $246.95 per limited partner unit has been distributed to the limited partners, representing a 49% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $54,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001