Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2001-08-01
CIK 859905

1 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     13,899         16,448
 Receivable from Managing General Partner           40,089         58,391
                                                 ---------      ---------
    Total current assets                            53,988         74,839
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,808,966      3,796,887
  Less accumulated depreciation,
   depletion and amortization                    3,700,386      3,695,386
                                                 ---------      ---------
    Net oil and gas properties                     108,580        101,501
                                                 ---------      ---------
                                              $    162,568        176,340
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $        378            677
                                                 ---------      ---------
Partners' equity:
 General partners                                 (16,308)       (15,461)
 Limited partners                                  178,498        191,124
                                                 ---------      ---------
    Total partners' equity                         162,190        175,663
                                                 ---------      ---------
                                              $    162,568        176,340
                                                 =========      =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    98,834    100,989    216,124    204,343
Interest                              108          3        217          3
                                  -------    -------    -------    -------
                                   98,942    100,992    216,341    204,346
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         52,609     53,964    122,760    106,381
General and administrative         21,137     21,017     42,054     42,088
Depreciation, depletion and
 amortization                       2,000      1,000      5,000      4,000
                                  -------    -------    -------    -------
                                   75,746     75,981    169,814    152,469
                                  -------    -------    -------    -------
Net income                    $    23,196     25,011     46,527     51,877
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     2,268      2,341      4,637      5,029
                                  =======    =======    =======    =======
 General Partner              $       252        260        516        559
                                  =======    =======    =======    =======
 Limited partners             $    20,676     22,410     41,374     46,289
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.97      2.14        3.95       4.42
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   236,165    193,431
 Cash paid to suppliers                               (166,553)  (170,684)
 Interest received                                          217          3
                                                        -------    -------
  Net cash provided by operating activities              69,829     22,750
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                   (12,079)    (5,478)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (60,299)          -
                                                        -------    -------
Net (decrease) increase in cash
          (2,549)                                    17,272

 Beginning of period                                     16,448      1,204
                                                        -------    -------
 End of period                                      $    13,899     18,476
                                                        =======    =======
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    46,527     51,877

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                5,000      4,000
  Decrease (increase) in receivables                     20,041   (10,912)
  Decrease in payables                                  (1,739)   (22,215)
                                                        -------    -------
Net cash provided by operating activities           $    69,829     22,750
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing a few workovers during 2001. The Partnership could possibly experience a normal decline of 8% to 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    24.27     27.98    (13%)
Average price per mcf of gas             $     4.56      4.32       6%
Oil production in barrels                     3,400     3,100      10%
Gas production in mcf                         4,100     3,300      24%
Gross oil and gas revenue                $   98,834   100,989     (2%)
Net oil and gas revenue                  $   46,225    47,025     (2%)
Partnership distributions                $   15,000         -     100%
Limited partner distributions            $   13,500         -     100%
Per unit distribution to limited
 partners                                $     1.29         -     100%
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $98,834 from $100,989 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 2%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 13%, or $3.71 per barrel, resulting in a decrease of approximately $12,600 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 2001 and 86% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.24 per mcf, resulting in an increase of approximately $1,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $11,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 10% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in an increase of approximately $8,400 in revenues.

    Gas production increased approximately 800 mcf or 24% during the same period, resulting in an increase of approximately $3,500 in revenues.

    The  total  increase  in revenues due to the change  in  production  is
    approximately  $11,900.   The increase in  gas  production  is  due  to
    successful workovers being performed in 2000 on one lease.

Costs and Expenses

Total costs and expenses decreased to $75,746 from $75,981 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of less than 1%. The decrease is the result of lower lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $1,400 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $2,000 for the quarter ended June 30, 2001 from $1,000 for the same period in 2000. This represents an increase of 100%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    24.73     27.43      (10%)
Average price per mcf of gas             $     5.65      3.72        52%
Oil production in barrels                     6,800     6,500         5%
Gas production in mcf                         8,500     7,000        21%
Gross oil and gas revenue                $  216,124   204,343         6%
Net oil and gas revenue                  $   93,364    97,962       (5%)
Partnership distributions                $   60,000         -       100%
Limited partner distributions            $   54,000         -       100%
Per unit distribution to limited
 partners                                $     5.15         -       100%
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues increased to $216,124 from $204,343 for the six months ended June 30, 2001 and 2000, respectively, an increase of 6%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 10%, or $2.70 per barrel, resulting in a decrease of approximately $18,400 in revenues. Oil sales represented 78% of total oil and gas sales during the six months ended June 30, 2001 as compared to 87% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 52%, or $1.93 per mcf, resulting in an increase of approximately $16,400 in income from net profits interests.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $2,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 300 barrels or 5% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in an increase of approximately $8,200 in revenues.

    Gas production increased approximately 1,500 mcf or 21% during the same period, resulting in an increase of approximately $5,600 in revenues.

    The total increase in revenues due to the change in production is approximately $13,800. The increase in gas production is due to successful workovers being performed in 2000 on one lease.

Costs and Expenses

Total costs and expenses increased to $169,814 from $152,469 for the six months ended June 30, 2001 and 2000, respectively, an increase of 11%. The increase is the result of higher lease operating cost and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 15% higher, or approximately $16,400 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in lease operating cost is due to plug and abandoned services on one lease.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $30 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $5,000 for the six months ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $69,800 in the six months ended June 30, 2001 as compared to approximately $22,800 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $12,100 in the six months ended June 30, 2001 as compared to approximately $5,500 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $60,300 in the six months ended June 30, 2001. There were no cash flows used in financing activities in the six months ended June 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $5.15. There were no distributions during the six months ended June 30, 2000.

The sources for the 2001 distributions of $60,000 were oil and gas operations of approximately $69,800 and the change in oil and gas properties of approximately $(12,100), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,827,732 have been made to the partners. As of June 30, 2001, $2,602,573 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $53,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001