Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2001-11-13
CIK 859905

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     21,317         16,448
 Receivable from Managing General Partner           20,726         58,391
                                                 ---------      ---------
    Total current assets                            42,043         74,839
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  3,813,488      3,796,887
  Less accumulated depreciation,
   depletion and amortization                    3,704,386      3,695,386
                                                 ---------      ---------
    Net oil and gas properties                     109,102        101,501
                                                 ---------      ---------
                                              $    151,145        176,340
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distributions payable     $        336            677
                                                 ---------      ---------
Partners' equity:
 General partners                                 (17,047)       (15,461)
 Limited partners                                  167,856        191,124
                                                 ---------      ---------
    Total partners' equity                         150,809        175,663
                                                 ---------      ---------
                                              $    151,145        176,340
                                                 =========      =========

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Oil and gas                  $    72,955   122,254     289,079   326,596
Interest                              19       104         236       107
                                 -------   -------     -------   -------
                                  72,974   122,358     289,315   326,703
                                 -------   -------     -------   -------
Expenses
--------
Production                        59,365    62,274     182,125   168,654
General and administrative        20,993    20,804      63,044    62,892
Depreciation, depletion and
 amortization                      4,000     3,000       9,000     7,000
                                 -------   -------     -------   -------
                                  84,358    86,078     254,169   238,546
                                 -------   -------     -------   -------
Net income (loss)            $  (11,384)    36,280      35,146    88,157
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     (665)     3,535       3,973     8,564
                                 =======   =======     =======   =======
 General Partner             $      (74)       393         441       952
                                 =======   =======     =======   =======
 Limited Partners            $  (10,645)    32,352      30,732    78,641
                                 =======   =======     =======   =======
  Per limited partner unit   $    (1.02)      3.09        2.93      7.50
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  322,144    294,444
 Cash paid to suppliers                             (240,569)  (249,994)
 Interest received                                        236        107
                                                      -------    -------
  Net cash provided by operating activities            81,811     44,557
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                 (16,601)    (8,505)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (60,341)   (26,498)
                                                      -------    -------
Net increase in cash and cash equivalents               4,869      9,554

 Beginning of period                                   16,448      1,204
                                                      -------    -------
 End of period                                     $   21,317     10,758
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $   35,146     88,157

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization               9,000      7,000
 Decrease (increase) in receivables                    33,065   (32,152)
 Increase (decrease) in payables                        4,600   (18,448)
                                                    ---------     ------
Net cash provided by operating activities          $   81,811     44,557
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   22.36     30.04    (26%)
Average price per mcf of gas               $    2.73      5.08    (46%)
Oil production in barrels                      3,100     3,500    (11%)
Gas production in mcf                          4,300     4,100       5%
Gross oil and gas revenue                  $  72,955   122,254    (40%)
Net oil and gas revenue                    $  13,590    59,980    (77%)
Partnership distributions                  $       -    26,284   (100%)
Limited partner distributions              $       -    26,284   (100%)
Per unit distribution to limited partners  $       -      2.51   (100%)
Number of limited partner units               10,484    10,484


Revenues

The Partnership's oil and gas revenues decreased to $72,955 from $122,254 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 40%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 26%, or $7.68 per barrel, resulting in a decrease of approximately $23,800 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 83% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 46%, or $2.35 per mcf, resulting in a decrease of approximately $10,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $33,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 11% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $12,000 in revenues.

    Gas production increased approximately 200 mcf or 5% during the same period, resulting in an increase of approximately $1,000 in revenues.

    The net total decrease in revenues due to the change in production is approximately $11,000.

Costs and Expenses

Total costs and expenses decreased to $84,358 from $86,078 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 2%. The decrease is the result of lower lease operating costs, partially offset by an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 5% lower, or approximately $2,900 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $4,000 for the quarter ended September 30, 2001 from $3,000 for the same period in 2000. This represents an increase of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.44     27.93    (16%)
Average price per mcf of gas               $    4.60      3.90      18%
Oil production in barrels                      9,800    10,100     (3%)
Gas production in mcf                         12,900    11,400      13%
Gross oil and gas revenue                  $ 289,079   326,596    (11%)
Net oil and gas revenue                    $ 106,954   157,942    (32%)
Partnership distributions                  $  60,000    26,284     128%
Limited partner distributions              $  54,000    26,284     105%
Per unit distribution to limited partners  $    5.15      2.51     105%
Number of limited partner units               10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $289,079 from $326,596 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 16%, or $4.49 per barrel, resulting in a decrease of approximately $44,000 in revenues. Oil sales represented 79% of total oil and gas sales during the nine months ended September 30, 2001 and 86% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $.70 per mcf, resulting in an increase of approximately $9,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $35,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 3% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $8,400 in revenues.

    Gas production increased approximately 1,500 mcf or 13% during the same period, resulting in an increase of approximately $5,900 in revenues.

    The net total decrease in revenues due to the change in production is approximately $2,500.

Costs and Expenses

Total costs and expenses increased to $254,169 from $238,546 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 7%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $13,500 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $200 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $9,000 for the nine months ended September 30, 2001 from $7,000 for the same period in 2000. This represents an increase of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $81,800 in the nine months ended September 30, 2001 as compared to approximately $44,600 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was oil and gas operations.

Cash flows used in investing activities were approximately $16,600 in the nine months ended September 30, 2001 as compared to approximately $8,500 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $60,300 in the nine months ended September 30, 2001 as compared to approximately $26,500 provided by in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $5.15. Total distributions during the nine months ended September 30, 2000 were $26,284 of which $26,284 was distributed to the limited partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $2.51.

The source for the 2001 distributions of $60,000 was oil and gas operations of approximately $81,800, partially offset by the change in oil and gas properties of approximately (16,600), resulting in excess cash for
contingencies  or  subsequent  distributions.  The  source  for  the   2000
distributions of $26,284 was oil and gas operations of approximately $44,600, partially offset by the change in oil and gas properties of approximately $(8,500), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,827,732 have been made to the partners. As of September 30, 2001, $2,602,573 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As  of  September  30, 2001, the Partnership had approximately  $41,700  in
working  capital.   The  Managing  General  Partner  knows  of  no  unusual
contractual commitments.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001