Form 10-Q
period 2002-03-21
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2002-05-15
CIK 859905

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                            Yes   X   No

         The total number of pages contained in this report is 14

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2002           2001
                                                  ---------     ------------
                                                 (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $         4,057       21,313

---------                                    ---------
                                                 Total    current    assets
4,057                                        21,313

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,820,143    3,817,786
  Less accumulated depreciation,
                                               depletion  and  amortization
3,709,386                                    3,707,386

---------                                    ---------
                                              Net  oil  and gas  properties
110,757                                      110,400

---------                                    ---------
                                                                          $
114,814                                      131,713

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liabilities:
 Distributions payable                       $           336          336
 Payable to Managing General Partner                   3,169        6,787

---------                                    ---------
                                               Total   current  liabilities
3,505                                        7,123

---------                                    ---------

Partners' equity:
 General partners                                   (20,496)     (19,368)
 Limited partners                                    131,805      143,958

---------                                    ---------
                                                Total    partners'   equity
111,309                                      124,590

---------                                    ---------
                                                                          $
114,814                                      131,713

=========                                    =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
  Revenues
  --------

Oil and gas                                         $    68,977    117,290
Interest                                                      -        109
                                                        -------    -------
                                                         68,977    117,399
                                                        -------    -------

  Expenses
  --------

Production                                               59,225     70,151
General and administrative                               21,033     20,914
Depreciation, depletion and amortization                  2,000      3,000
                                                        -------    -------
                                                         82,258     94,065
                                                        -------    -------
Net (loss) income                                   $  (13,281)     23,334
                                                        =======    =======
Net (loss) income allocated to:

 Managing General Partner                           $   (1,015)      2,370
                                                        =======    =======
 General partner                                    $     (113)        263
                                                        =======    =======
 Limited partners                                   $  (12,153)     20,701
                                                        =======    =======
  Per limited partner unit                          $    (1.16)      1.97
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
Cash flows from operating activities:

 Cash received from sales of oil and gas            $    64,769    137,183
 Cash paid to suppliers                                (79,668)   (94,633)
 Interest received                                            -        109
                                                       --------   --------
   Net cash (used in) provided by operating activities             (14,899)
42,659
                                                       --------   --------
Cash flows used in investing activities:

 Additions to oil and gas properties                    (2,357)      (655)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -   (45,367)
                                                       --------   --------

Net decrease in cash and cash equivalents              (17,256)    (3,363)

 Beginning of period                                     21,313     16,448
                                                       --------   --------
 End of period                                      $     4,057     13,085
                                                                   ========
========

Reconciliation of net (loss) income to net cash
 (used in) provided by operating activities:

Net (loss) income                                   $  (13,281)     23,334

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                2,000      3,000
  (Increase) decrease in receivables                    (4,208)     19,893
  Increase (decrease) in payables                           590    (3,568)
                                                        -------    -------
Net cash (used in) provided by operating activities $  (14,899)     42,659
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2002      2001    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.57     25.75    (28%)
Average price per mcf of gas              $    2.26      7.69    (71%)
Oil production in barrels                     3,300     3,300        -
Gas production in mcf                         3,400     4,200    (19%)
Gross oil and gas revenue                 $  68,977   117,290    (41%)
Net oil and gas revenue                   $   9,752    47,139    (79%)
Partnership distributions                 $       -    45,000   (100%)
Limited partner distributions             $       -    40,500   (100%)
Per unit distribution to limited
 partners                                 $       -      3.86   (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $68,977 from $117,290 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 41%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 28%, or $7.18 per barrel, resulting in a decrease of approximately $23,700 in revenues. Oil sales represented 89% of total oil and gas sales during the quarter ended March 31, 2002 as compared to 72% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 71%, or $5.43 per mcf, resulting in a decrease of approximately $18,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $42,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

    Gas production decreased approximately 800 mcf or 19% during the same period, resulting in a decrease of approximately $6,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $6,200. The decrease in gas production is in connection with a change in estimate, which was reflected in the fourth quarter of 2001. The Partnership had a small interest in a well, which it was discovered was not producing the larger portion of gas for the lease, but another well on the same lease was the major producer, which the Partnership owned a very small interest. The decrease in gas production is also due to several non-operated wells having a steep natural decline.

Costs and Expenses

Total costs and expenses decreased to $82,258 from $94,065 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 13%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  16%  lower   or
    approximately $10,900 less during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

3. Depletion expense decreased to $2,000 for the quarter ended March 31, 2002 from $3,000 for the same period in 2001. This represents a decrease of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(14,900) in the quarter ended March 31, 2002 as compared to approximately $42,700 in the quarter ended March 31, 2001. The primary source of the 2002 cash flow from operating activities was operations.

Cash flows used in investing activities were approximately $2,400 in the quarter ended March 31, 2002 as compared to approximately $700 in the quarter ended March 31, 2001. The principle use of the 2002 cash flow from investing activities was the additions to oil and gas properties.

There were no cash flows used in financing activities in the quarter ended March 31, 2002. Cash flows used in financing activities were approximately $45,400 in the quarter ended March 31, 2001.

There were no distributions during the quarter ended March 31, 2002. Total distributions during the quarter ended March 31, 2001 were $45,000 of which $40,500 was distributed to the limited partners and $4,500 was distributed to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $3.86.

The source for the 2001 distributions of $45,000 was oil and gas operations of approximately $42,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,827,732 have been made to the partners. As of March 31, 2002, $2,602,574 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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



Date:  May 15, 2002