Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2002-08-14
CIK 859905

15 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.

                              Balance Sheets


                                                   June 30,     December 31,
                                                     2002           2001
                                                  ---------     ------------
                                                 (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $         4,057       21,313
  Receivable from Managing General Partner            10,660            -

---------                                    ---------
                                                 Total    current    assets
14,717                                       21,313

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         3,825,257    3,817,786
  Less accumulated depreciation,
                                               depletion  and  amortization
3,712,386                                    3,707,386

---------                                    ---------
                                              Net  oil  and gas  properties
112,871                                      110,400

---------                                    ---------
                                                                          $
127,588                                      131,713

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liabilities:
 Distributions payable                       $           336          336
 Payable to Managing General Partner                       -        6,787

---------                                    ---------
                                               Total   current  liabilities
336                                          7,123

---------                                    ---------

Partners' equity:
 General partners                                   (18,602)     (19,368)
 Limited partners                                    145,854      143,958

---------                                    ---------
                                                Total    partners'   equity
127,252                                      124,590

---------                                    ---------
                                                                          $
127,588                                      131,713

=========                                    =========

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    86,833     98,834    155,810    216,124
Interest                                -        108          -        217
Miscellaneous settlement            4,882          -      4,882          -
                                  -------    -------    -------    -------
                                   91,715     98,942    160,692    216,341
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         52,028     52,609    111,253    122,760
General and administrative         20,745     21,137     41,777     42,054
Depreciation, depletion and
 amortization                       3,000      2,000      5,000      5,000
                                  -------    -------    -------    -------
                                   75,773     75,746    158,030    169,814
                                  -------    -------    -------    -------
Net income                    $    15,942     23,196      2,662     46,527
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     1,705      2,268        690      4,637
                                  =======    =======    =======    =======
 General Partner              $       189        252         76        516
                                  =======    =======    =======    =======
 Limited partners             $    14,048     20,676      1,896     41,374
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.34      1.97         .18       3.95
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   140,019    236,165
 Cash paid to suppliers                               (154,686)  (166,553)
 Interest received                                            -        217
 Miscellaneous settlement                                 4,882          -
                                                        -------    -------
  Net cash (used in) provided by
         (9,785)     69,829
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                    (7,471)   (12,079)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -   (60,299)
                                                        -------    -------
Net decrease in cash and cash equivalents              (17,256)    (2,549)

 Beginning of period                                     21,313     16,448
                                                        -------    -------
 End of period                                      $     4,057     13,899
                                                        =======    =======
Reconciliation of net income to net cash (used in) provided by operating activities:

Net income                                          $     2,662     46,527

Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:

  Depreciation, depletion and amortization
      5,000      5,000
  (Increase) decrease in receivables                   (15,791)     20,041
  Decrease in payables                                  (1,656)    (1,739)
                                                        -------    -------
Net cash provided by (used in) operating activities $   (9,785)     69,829
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    23.41     24.27     (4%)
Average price per mcf of gas             $     3.13      4.56    (31%)
Oil production in barrels                     3,200     3,400     (6%)
Gas production in mcf                         3,800     4,100     (7%)
Gross oil and gas revenue                $   86,833    98,834    (12%)
Net oil and gas revenue                  $   34,805    46,225    (25%)
Partnership distributions                $        -    15,000   (100%)
Limited partner distributions            $        -    13,500   (100%)
Per unit distribution to limited
 partners                                $        -      1.29   (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $86,833 from $98,834 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 12%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 4%, or $.86 per barrel, resulting in a decrease of approximately $2,800 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2002 and 82% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 31%, or $1.43 per mcf, resulting in a decrease of approximately $5,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $8,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 6% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $4,900 in revenues.

    Gas production decreased approximately 300 mcf or 7% during the same period, resulting in a decrease of approximately $1,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $6,300.

Costs and Expenses

Total costs and expenses increased to $75,773 from $75,746 for the quarters ended June 30, 2002 and 2001, respectively, an increase of less than 1%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense and lease operating costs.

1.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $600 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $400 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense increased to $3,000 for the quarter ended June 30, 2002 from $2,000 for the same period in 2001. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the increase in depletion expense between the comparative periods was the additions of oil and gas properties due to workovers, which increased the asset base to which the depletion percentage is applied.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    20.96     24.73      (15%)
Average price per mcf of gas             $     2.72      5.65      (52%)
Oil production in barrels                     6,500     6,800       (4%)
Gas production in mcf                         7,200     8,500      (15%)
Gross oil and gas revenue                $  155,810   216,124      (28%)
Net oil and gas revenue                  $   44,557    93,364      (52%)
Partnership distributions                $        -    60,000     (100%)
Limited partner distributions            $        -    54,000     (100%)
Per unit distribution to limited
 partners                                $        -      5.15     (100%)
Number of limited partner units              10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $155,810 from $216,124 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 28%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 15%, or $3.77 per barrel, resulting in a decrease of approximately $24,500 in revenues. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 2002 as compared to 78% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 52%, or $2.93 per mcf, resulting in a decrease of approximately $21,100 in income from revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $45,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 4% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $7,400 in revenues.

    Gas production decreased approximately 1,300 mcf or 15% during the same period, resulting in a decrease of approximately $7,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $14,700. The decrease in gas production is due to one lease having a steep natural decline during the six months ended June 30, 2002.

Costs and Expenses

Total costs and expenses decreased to $158,030 from $169,814 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $11,500 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense remained the same for the six months ended June 30, 2002 and 2001. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(9,800) in the six months ended June 30, 2002 as compared to approximately $69,800 in the six months ended June 30, 2001. The primary use of the 2002 cash flow from operating activities was operations.

Cash flows used in investing activities were approximately $7,500 in the six months ended June 30, 2002 as compared to approximately $12,100 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the addition to oil and gas properties.

There were no cash flows used in financing activities in the six months ended June 2002. Cash flows used in financing activities were approximately $60,300 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $5.15.

The sources for the 2001 distributions of $60,000 were oil and gas operations of approximately $69,800 and the change in oil and gas properties of approximately $(12,100), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,827,732 have been made to the partners. As of June 30, 2002, $2,602,574 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $14,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002