Form 10-Q
period 2002-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2002-11-15
CIK 859905

Page 21 of 21
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 21.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents             $    4,126          21,313
                                         ---------       ---------
   Total current assets                     4,126          21,313
                                         ---------       ---------
Oil  and  gas properties -  using  the
full-
 cost method of accounting               3,827,696       3,817,786
  Less accumulated depreciation,
   depletion and amortization            3,714,386       3,707,386
                                         ---------       ---------
   Net oil and gas properties             113,310         110,400
                                         ---------       ---------
                                       $ 117,436          131,713
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current liability -                    $ 406                  336
 Distribution payable                    16,831             6,787
 Payable to Managing General Partner     ---------       ---------
   Total current liabilities             17,237             7,123
                                         ---------       ---------
Partners' equity:
 General partners                        (21,107)        (19,368)
 Limited partners                        121,306          143,958
                                         ---------       ---------
   Total partners' equity                100,199          124,590
                                         ---------       ---------
                                       $ 117,436          131,713
                                         =========       =========

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2002      2001      2002     2001
                                   ----      ----      ----     ----
Revenues
--------
Oil and Gas                   $  72,566    72,955    228,376   289,079
Interest                         -         19        -           236
Miscellaneous settlement         52        -         4,934         -
                                 -------   -------   -------   -------
                                 72,618    72,974    233,310   289,315
                                 -------   -------   -------   -------

Expenses
--------
Production                       75,904     59,365   187,157   182,125
General and administrative       21,767     20,993   63,544    63,044
Depreciation, depletion and
 amortization                    2,000       4,000   7,000     9,000
                                 -------   -------        ---  -------
                                                     ----
                                 99,671     84,358   257,701   254,169
                                 -------   -------        ---  -------
                                                     ----
Net income (loss)             $  (27,053)  (11,384)            35,146
                                                     (24,392)
                                 =======   =======   =======   =======

Net income (loss) allocated
to:

Managing General Partner      $  (2,254)     (664)   (1,565)   3,973
                                 =======   =======   =======   =======
General Partner               $  (251)        (74)     (174)     441
                                 =======   =======   =======   =======
Limited Partners              $  (24,548)  (10,646)  (22,653)  30,732
                                 =======   =======   =======   =======
 Per limited partner unit     $   (2.34)    (1.02)    (2.16)    2.93
                                 =======   =======   =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2002      2001
                                                       ----      ----
Cash flows from operating activities

 Cash received from oil and gas sales             $  224,640  322,144
 Cash paid to suppliers                              (236,92  (240,569)
                                                     1)
 Interest received                                   -        236
 Miscellaneous settlement                            4,934
                                                     -------  -------
   Net cash (used in) provided by operating          (7,347)  81,811
activities
                                                     -------  -------
Cash flows used in investing activities

 Additions to oil and gas properties                 (9,910)  (16,601)
                                                     -------  -------
Cash flows provided by (used in) financing activities

 Distributions to partners                           70       (60,341)
                                                     -------  -------

   Net (decrease) increase in cash and cash          (17,187  4,869
equivalents                                          )

 Beginning of period                                 21,313   16,448
                                                     -------  -------
 End of period                                    $  4,126    21,317
                                                     =======  =======
Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities

Net income (loss)                                 $  (24,391  35,146
                                                     )

 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities

  Depreciation, depletion and amortization           7,000    9,000
  (Increase) decrease receivables                    (3,736)  33,065
  Increase in payables                               13,780   4,600
                                                     -------  -------
Net cash (used in) provided by operating          $  (7,347)  81,811
activities
                                                     =======  =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.67     22.36      19%
Average price per mcf of gas               $    2.91      2.73       7%
Oil production in barrels                      2,340     3,100    (25%)
Gas production in mcf                          3,500     4,300    (19%)
Gross oil and gas revenue                  $  72,566    72,955     (1%)
Net oil and gas revenue                    $ (3,338)    13,590   (125%)
Partnership distributions                  $       -         -        -
Limited partner distributions              $       -         -        -
Per unit distribution to limited partners  $       -         -        -
Number of limited partner units               10,484    10,484


Revenues

The Partnership's oil and gas revenues decreased to $72,566 from $72,955 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 1%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 19%, or $4.31 per barrel, resulting in an increase of approximately $10,100 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 86% during the quarter ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.18 per mcf, resulting in an increase of approximately $600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $10,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 760 barrels or 25% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $17,000 in revenues.

    Gas production decreased approximately 800 mcf or 19% during the same period, resulting in a decrease of approximately $2,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,200. The decrease in oil production is due mainly to downtime on one lease during the quarter ended September 30, 2002. The decrease in gas production is in connection with a change in estimate, which was reflected in the fourth quarter of 2001 for the production month July. The Partnership had a small interest in a well, which it was discovered was not producing the larger portion of gas for the lease, but another well on the same lease was the major producer, which the Partnership owned a very small interest.

Costs and Expenses

Total costs and expenses increased to $99,671 from $84,358 for the quarters ended September 30, 2002 and 2001, respectively, an increase of 18%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 28% higher, or approximately $16,500 more during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The increase in lease operating expense is due mainly to workover on one lease including repairs and maintenance during the quarter ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $800 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

3. Depletion expense decreased to $2,000 for the quarter ended September 30, 2002 from $4,000 for the same period in 2001. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General Comparison of the Nine Month Periods Ended September 30,  2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   22.47     23.44     (4%)
Average price per mcf of gas               $    2.78      4.60    (40%)
Oil production in barrels                      8,840     9,800    (10%)
Gas production in mcf                         10,700    12,900    (17%)
Gross oil and gas revenue                  $ 228,376   289,079    (21%)
Net oil and gas revenue                    $  41,219   106,954    (61%)
Partnership distributions                  $       -    60,000   (100%)
Limited partner distributions              $       -    54,000   (100%)
Per unit distribution to limited partners  $       -      5.15   (100%)
Number of limited partner units               10,484    10,484

Revenues

The Partnership's oil and gas revenues decreased to $228,376 from $289,079 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 21%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 4%, or $.97 per barrel, resulting in a decrease of approximately $8,600 in revenues. Oil sales represented 87% of total oil and gas sales during the nine months ended September 30, 2002 and 79% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 40%, or $1.82 per mcf, resulting in a decrease of approximately $19,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $28,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 960 barrels or 10% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $22,500 in revenues.

    Gas production decreased approximately 2,200 mcf or 17% during the same period, resulting in a decrease of approximately $10,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $32,600. The decrease in gas production is in connection with a change in estimate, which was reflected in the fourth quarter of 2001 for the production month July. The Partnership had a small interest in a well, which it was discovered was not producing the larger portion of gas for the lease, but another well on the same lease was the major producer, which the Partnership owned a very small interest.

Costs and Expenses

Total costs and expenses increased to $257,701 from $254,169 for the nine months ended September 30, 2002 and 2001, respectively, an increase of 1%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense and.

1.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $5,000 more during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

3. Depletion expense decreased to $7,000 for the nine months ended September 30, 2002 from $9,000 for the same period in 2001. This represents a decrease of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(7,300) in the nine months ended September 30, 2002 as compared to approximately $81,800 in the nine months ended September 30, 2001. The principle use of the 2002 cash flow form operating activities was for operations.

Cash  flows used in investing activities were approximately $9,900  in  the nine months ended September 30, 2002 as compared to approximately $16,600 in the nine months ended September 30, 2001. The principle use of the 2002 cash flow from investing activities was the change in oil and gas properties.

Cash  flows  provided by (used in) financing activities were  approximately
$70   in  the  nine  months  ended  September  30,  2002  as  compared   to
approximately $(60,300) in the nine months ended September 30, 2001.

There were no distributions during the nine months ended September 30, 2002. Total distributions during the nine months ended September 30, 2001 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $5.15.

The source for the 2001 distributions of $60,000 was oil and gas operations of approximately $81,800, partially offset by the change in oil and gas properties of approximately (16,600), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,827,732 have been made to the partners. As of September 30, 2002, $2,602,574 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $13,100 negative working capital. The Managing General Partner knows of no unusual contractual commitments.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the payable to the Managing General Partner) of $25,230 at September 30, 2002, and recognized a net loss in the first and third quarters of 2002 on an accrual basis for its interest in oil and gas properties. Cash distributions are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period.
Accordingly, if the expenses incurred exceed the oil and gas income received during a quarter no cash will be distributed during that quarterly period. Future cash distributions to the Partnership are dependent on a positive quarterly profit calculation on the underlying properties, which differs from the calculation on an accrual basis.

The Partnership's wells have been depleting over its life and production has experienced declines from year to year, while costs have not always decreased proportionately. This economic decline coupled with the fluctuation of prices has caused the Partnership to experience periodic net losses. This situation can cause the Partnership to generate a payable to the Managing General Partner. If the Partnership should continue to experience this economic decline thereby creating net losses and increasing the payable, the Managing General Partner may have to consider dissolution and termination steps according to the Partnership Agreement.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Oil and Gas Income Fund X-A,
                                   L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President                                    and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-A, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-A, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-A, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-A, L.P.