Form 10-K/A
period 2002-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2003-11-12
CIK 859905

FORM 10-K/A
                              AMENDMENT
                    NO.1
                    SECURITIES
                    AND
                    EXCHANGE
                    COMMISSION
                         WASHI
                         NGTON
                         ,
                         D.C.
                         20549
(Mark One)

[x]    Annual  report  pursuant to Section 13 or
15(d)  of  the
Securities
       Exchange Act of 1934

For the fiscal year ended December 31, 2002

                        OR

[ ]    Transition  report pursuant to Section 13 or
15(d) of
the Securities
       Exchange Act of 1934

For the transition period from
to
Commission File Number   0-18996
                Southwest Oil & Gas Income Fund X-
           A, L.P. (Exact name of registrant as
           specified in
        its limited partnership agreement)

Delaware
75-
2310854
(State or other jurisdiction
(I.R.S. Employer
of incorporation or organization)
Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas

79701 (Address of principal executive office)

(Zip Code) Registrant's telephone number, including

area code (432) 686-9927

       Securities registered pursuant to Section

       12(b) of the Act:

                                   None

  Securities registered pursuant to Section 12(g)

                      of the Act: limited

partnership

                      interests

Indicate by check mark whether registrant (1) has
filed reports required to be  filed  by  Section 13
or 15(d) of the Securities Exchange Act  of  1934
during  the  preceding  12 months (or for such
shorter  period  that  the registrant was required
to file such reports), and (2) has been subject  to
such filing requirements for the past 90 days:
Yes       No X




Indicate by check mark if disclosure of delinquent
filers pursuant to  Item 405  of  Regulation S-K is
not contained herein, and will not be contained, to
the  best of
registrant's knowledge, in definitive proxy or
information statements incorporated by reference
in Part III of this Form 10-K  or  any amendment
to this Form 10-K.          [x]
The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.
The total number of pages contained in this report is 50. The exhibit index is found on page
47.

                 Table of Contents

Item

Page

                      Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                         10

3.   Legal Proceedings                                                  11
4.
 4.  Submission of Matters to a Vote of Security Holders                11

                            Part II
 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                12
 6.  Selected Financial Data                                            13
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14
 8.  Financial Statements and Supplementary Data                        22
 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             37

                           Part III

10.  Directors and Executive Officers of the Registrant                 38

11.  Executive Compensation                                             40

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         40

13.  Certain Relationships and Related Transactions                     41

14.  Controls and Procedures                                            41

                            Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        42

     Signatures                                                         43

Glossary of Oil and Gas Terms
The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this filing. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.
  Bbl. One stock tank barrel, or 42 United States
                      gallons
liquid volume.

     Developmental well. A well drilled within the
proved area of an oil or natural gas reservoir to
the depth of a stratigraphic horizon known  to  be
productive.
     Exploratory well. A well drilled to find and
produce oil or gas in  an unproved  area to find a
new reservoir in a field previously  found  to  be
productive of oil or natural gas in another
reservoir or to extend a  known
reservoir.
     Farm-out arrangement. An agreement whereby the
owner of a leasehold or working  interest agrees to
assign his interest in certain specific acreage to
an  assignee,  retaining some interest, such as an
overriding  royalty interest,  subject
to  the drilling of one (1)  or  more  wells  or
other specified performance by the assignee.
     Field. An area consisting of a single
reservoir or multiple reservoirs all  grouped  on
or  related to the same individual geological
structural feature and/or stratigraphic condition.
     Mcf. One thousand cubic feet.
     Oil. Crude oil, condensate and natural gas
     liquids. Overriding  royalty  interest.
     Interests that  are  carved
out  of  a working  interest, and their duration is
limited by the term of  the  lease under which they
are created.
     Present  value  and  PV-10 Value. When used
with respect to  oil  and natural gas reserves, the
estimated future net revenue to be generated from
the  production of proved reserves, determined in
all material respects  in accordance with  the
rules and regulations of the  SEC  (generally
using prices  and costs in effect as of the date
indicated) without giving effect to  non-property
related  expenses  such  as general  and
administrative expenses,  debt service and future
income tax expenses or to  depreciation, depletion
and amortization, discounted using an annual
discount  rate  of 10%.
     Production  costs.  Costs incurred to operate
and maintain wells  and related  equipment  and
facilities, including depreciation  and  applicable
operating  costs  of support equipment and
facilities and  other  costs  of operating and
maintaining those wells and related equipment and
facilities.
     Proved Area. The part of a property to which
     proved
reserves have been specifically attributed.
     Proved  developed oil and gas reserves.
Reserves that can be  expected to  be  recovered
from existing wells with existing equipment and
operating methods.
Proved properties. Properties with proved reserves.
     Proved  oil  and gas reserves. The estimated
quantities of crude  oil, natural  gas, and natural
gas liquids with geological and engineering  data
that  demonstrate  with reasonable certainty to be
recoverable  in  future years   from known
reservoirs  under  existing  economic  and
operating conditions, i.e., prices and costs as of
the date the estimate is made.
     Proved  undeveloped  reserves.  Reserves  that
are expected  to   be recovered from new wells on
undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
     Reservoir.  A porous and permeable
underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
     Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
 Workover. Operations on a producing well to restore or increase production.

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

Introductory Note
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the unitsof-production method as described in
Note 3 to the Partnership's financial statements.

Subsequent to the issuance of the Annual Report on
Form 10-K
for  the  year ended  December 31, 2002, the
Partnership determined that the above  change in
accounting  method should have been adopted by the
Partnership  as  a cumulative
effect of a change in accounting principle.   As
described in Note 9 to the Partnership's financial statements, the Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.
Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United
States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

Seasonality of Business
Although the demand for natural gas can be effected by seasonality, with higher demand in the colder winter months and in very hot summer months, the Partnership has not experienced material price and volume changes due to seasonality and has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price.

Customer Dependence
No  material portion of the Partnership's business
is dependent on a single purchaser,  or a very few
purchasers, where the loss of one  would  have  a
material  adverse impact on the Partnership. Two
purchasers  accounted  for 75%  of the
Partnership's total oil and gas production during
2002:  Plains Marketing  LP for 50% and Navajo
Refining Company Inc. for 25%. Contracts for  2002
with these major purchasers are month-tomonth
contracts.  Prices received from these major
purchasers ranged from a low of $21.52 per Bbl to a
high  of  $21.95 per Bbl.  Three purchasers
accounted  for  84%  of  the Partnership's  total
oil and gas production during 2001:
Plains  Marketing LP for 52%, Navajo Refining
Company for 22%, Duke Energy Field Services for
10%.  Contracts  for  2001 with these major
purchasers cover  time  periods ranging  from month
to-month contracts up to year-to-year contract
periods. Prices received from these major
purchasers ranged from a low of
$24.16 per Bbl  to  a  high  of  $24.58 per Bbl and
$4.46 per mcf.   Four  purchasers accounted for 85%
of the Partnership's total oil and gas production
during 2000:   Plains Marketing LP for 27%,
Eaglewing Trading Inc. for 23%, Navajo Refining
Company for 22% and Phillips 66 for 13%.  Contracts
for 2000 with
these  major  purchasers  cover time periods
ranging  from month-to-month contracts up to year-
to-year contract periods. Prices received from
these major  purchasers ranged from a low of $26.68
per Bbl to a high  of  $26.91 per  Bbl.
All purchasers of the Partnership's oil and gas
production  are unrelated  third  parties.  In the
event any of these purchasers  were  to discontinue
purchasing the Partnership's production, the
Managing  General Partner believes that a
substitute purchaser or purchasers could be located
without delay.   No other purchaser accounted for
an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Regulation

Oil  and Gas Production - The production and sale
of oil and gas is subject to  federal and state
governmental regulation in several respects, such
as existing price controls on natural gas and
possible price controls on crude oil,  regulation
of
oil and gas production by state and local
governmental agencies, pollution and environmental
controls and various other direct and indirect
regulation.    Many  jurisdictions  have
periodically
imposed
limitations on oil and gas production by
restricting the rate of  flow  for oil  and  gas
wells below their actual capacity to produce and by
imposing acreage limitations for the drilling of
wells.  The federal government  has the  power  to
permit increases in the amount of oil imported
from  other countries and to impose pollution
control measures.  Various aspects of the
Partnership's  oil  and  gas  activities are
regulated  by  administrative agencies under
statutory provisions of the states where such
activities are conducted and by certain agencies of
the federal government for operations on  Federal
leases.     The regulatory burden on the
oil  and  gas  industry increases  the
Partnership's cost of doing business, and, consequently, affects its profitability.

Regulation  of  Sales  and Transportation of
Natural  Gas.
Our  sales  of
natural   gas  are  affected  by  the
availability,  terms
and  cost   of
transportation.  The price and terms for access to
pipeline transportation are  subject  to  extensive
regulation. In recent  years,  the  FERC  has
undertaken  various initiatives to increase
competition within the  natural gas industry. As a
result of initiatives like FERC Order No. 636,
issued in April 1992, the interstate natural gas
transportation and marketing system has   been
substantially  restructured  to  remove various
barriers  and practices  that  historically
limited non-pipeline  natural  gas  sellers,
including  producers, from effectively competing
with interstate  pipelines for  sales  to local
distribution  companies  and  large  industrial
and commercial  customers. The most significant
provisions  of Order  No.  636 require   that
interstate  pipelines  provide firm       and
interruptible
transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States
Court of Appeals upheld most of Order No. 636, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, we do not believe that we will be affected materially differently than its competitors.
The FERC has also announced several important transportationrelated policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-ofservice rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In
February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad
Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters, however, we do not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.
Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market.

Environmental  and  Health Controls.  Extensive
federal,  state and  local regulatory and common
laws regulating the discharge of materials  into
the environment  or  otherwise relating to the
protection  of  the  environment affect
our oil  and  natural  gas  operations.  Numerous
governmental
departments issue rules and regulations to
implement and enforce such laws, which  are  often
difficult  and costly to comply  with  and  which
carry substantial  civil and even criminal
penalties for failure to comply.  Some laws, rules
and regulations relating to protection of the
environment  may, in certain  circumstances,
impose  strict  liability  for environmental
contamination,  rendering  a person liable for
environmental  damages  and cleanup  costs without
regard to negligence or fault on the  part  of
such person. Other laws, rules and regulations may
restrict the rate of oil  and natural gas
production below the rate that would otherwise
exist  or even prohibit  exploration  and
production activities  in sensitive  areas.  In
addition,  state  laws often require various forms
of  remedial  action  to prevent  pollution,
such  as  closure of inactive  pits  and  plugging
of abandoned wells. The regulatory burden on the
oil and natural gas  industry increases  our  cost
of  doing  business  and consequently  affects
our
profitability.  We  believe  that  we are in
substantial compliance  with current  applicable
environmental laws and regulations and  that
continued compliance  with  existing requirements
will not have  a  material  adverse impact on our
operations. However, environmental laws and
regulations  have been subject to frequent changes
over the years, and the imposition of more
stringent  requirements  could  have a material
adverse  effect  upon  our capital  expenditures,
earnings  or competitive  position.   Additionally,
given  the intense litigation environment in the
United States,  a  threat exists  of  lawsuits
alleging personal injury  and  property damage
from environmental  contamination  alleged  to  be
created  by  us  or  related entities.
Potential  liability  in such lawsuits  can
include  not  only compensatory, but substantial
punitive damages as well.  We are not  aware of any
such suits currently pending or threatened. The
Comprehensive Environmental Response, Compensation
and Liability  Act ("CERCLA"),  also known as the
"Superfund" law, imposes liability,  without regard
to  fault on certain
classes of persons that are considered  to  be responsible
for  the  release  of  a  "hazardous  substance"   into
the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances.
Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site. Potential liability also exists under CERCLA for natural resource damage. A Natural Resource Damage Action
(NRDA) could result in liability being assessed for restoration to natural resources.

The  Federal Oil Pollution Act of 1990 ("OPA")
regulates the release of oil into  water  or  other
areas designated by the statute.   A  release
could result in our being held responsible for the cost of remediating the release, OPA specified damages and natural resource damages.
The extent of such liability could be extensive.
A release of oil in harmful quantities or other materials into water or other specified areas could also result in our being held responsible under the Clean Water Act ("CWA") for the costs of remediation, and any civil and criminal fines and penalties.

The   Federal  Solid  Waste  Disposal  Act,  as
amended  by the  Resource Conservation  and
Recovery Act of 1976 ("RCRA"), regulates the
generation, transportation,  storage, treatment and
disposal  of  solid  and  hazardous wastes and can
require cleanup of abandoned hazardous waste
disposal  sites as  well as  waste management areas
operating facilities.  RCRA currently excludes
drilling fluids, produced waters and other wastes
associated  with the  exploration,  development or
production of oil and  natural  gas  from
regulation  as "hazardous waste." Disposal of such
non-hazardous  oil  and natural  gas  exploration,
development and production  wastes usually  are
regulated  by state law. Other wastes handled at
exploration and production sites  or used in the
course of providing well services may not fall
within this  exclusion. Moreover,  stricter
standards  for  waste  handling  and disposal may
be imposed on the oil and natural gas industry in
the  future. From time to time legislation is
proposed in Congress that would revoke  or alter
the  current  exclusion of exploration, development
and  production wastes  from  the RCRA definition
of "hazardous wastes" thereby potentially
subjecting  such  wastes to more stringent
handling, disposal and  cleanup requirements. If
such legislation were enacted it could have a
significant impact  on the operating costs of
Southwest and Sierra, as well as the  oil and
natural gas industry and well servicing industry in
general. The impact of future  revisions  to
environmental laws  and  regulations cannot  be
predicted.  In addition, if our operations were to
trigger regulation under RCRA,  we could be
required to satisfy certain financial criteria to
ensure financial  ability  to comply with RCRA
regulations.   Proof  of  financial responsibility
could be required in the form of dedicated trust funds, irrevocable letters of credit, posting of bonds, etc.

The Federal Clean Water Act ("CWA") contains
provisions that may result  in the imposition of
certain water pollution control requirements with
respect to water releases from our operations.  We
may be required to incur certain capital
expenditures in the next several years for water
pollution control equipment  in connection with
obtaining and maintaining National  Pollutant
Discharge  Elimination Systems ("NPDES") permits.
However, we believe  our operations  will  not  be
materially  adversely  affected  by   any   such
requirements,  and  the  requirements are  not
expected  to
be  any  more burdensome to us than to other
similarly situated companies involved in oil and
natural  gas exploration and production activities
or  well  surfacing activities.
Our  operations are also subject to the federal
Clean Air Act ("CAA")  and comparable state and
local requirements. Amendments to the CAA were
adopted in 1990 and contain provisions that may
result in the gradual imposition of certain
pollution control requirements with respect to air
emissions from our operations. We may be required
to incur certain capital expenditures in the  next
several years for air pollution control equipment
in  connection with  obtaining  and maintaining
operating permits and  approvals  for  air
emissions.  However,  we  believe our operations
will  not  be materially adversely affected by any
such requirements, and the requirements  are  not
expected  to be any more burdensome to us than to
other similarly  situated companies  involved  in
oil  and natural gas  exploration  and  production
activities or well servicing activities.
We  maintain  insurance against "sudden and
accidental" occurrences,  which may  cover  some,
but not all, of the environmental risks described
above. Most  significantly,  the insurance we
maintain will not  cover  the  risks described
above which occur over a sustained period of time.
Further, there can  be  no assurance that such
insurance will continue to be available  to cover
all  such costs or that such insurance will be
available at  premium levels  that  justify its
purchase.  The occurrence of a significant  event
not
fully  insured  or indemnified against could have a  material adverse
effect on our financial condition and operations. Limited   partners
should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project. Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean ups under CERCLA, can exceed the value of our investment in the associated site.
Regulation  of  Oil  and  Natural  Gas  Exploration  and Production.
Our
exploration  and  production operations are subject  to various  types
of regulation  at  the  federal,  state and local  levels.   Such
regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and  the  surface  use and restoration of properties upon which
wells  are drilled.                                              Many
states  also
have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties.

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

                   Date
            Purchased    No. of  Proved Reserves**
Name      and  and Interest   Wells
Oil       Gas
Location
(bbls)    (mcf)
-------------  -------------  ------  ---
---
--  --------------------
--------  -----
Texas Crude      12/90* at
8 75,000  14,000
                   17.5%
Acquisition       to 50%
75,000(1  14,000(1
              working                )
) Gaines,        interest
Hockley,
Terry     and
Culberson
Counties,
Texas
Lea   County,
New
Mexico

(1)Amounts  represent  proved developed reserves
from  currently producing zones.

*Per the terms of the purchase, the Partnership received production runs from a period prior to the date of purchase.
**Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange
Commission pursuant to Rule 4-10(a) of Regulation
SX. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

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

As  also discussed in Part II, Item 7, Management's
Discussion and Analysis of  Financial Condition and
Results of Operations, oil and gas prices  were
subject to frequent changes in 2002.
The  evaluation  of  oil and gas properties is not
an  exact science  and inevitably involves a
significant degree of uncertainty, particularly
with respect to the quantity of oil or gas that any
given property is capable of producing. Estimates
of  oil and gas reserves  are  based  on  available
geological and engineering data, the extent and
quality of
which  may  vary in  each  case  and,  in  certain
instances, may prove  to  be  inaccurate.
Consequently,  properties may be depleted more
rapidly than the  geological and engineering data
have indicated.
Unanticipated  depletion, if it occurs, will result
in lower reserves  than previously  estimated; thus
an ultimately lower return for the Partnership.
Basic  changes in past reserve estimates occur
annually.  As  new  data  is gathered  during the
subsequent year, the engineer must revise his
earlier estimates.  A year of new information,
which is pertinent to the estimation of  future
recoverable volumes, is available during  the
subsequent  year evaluation.
In  applying industry standards and procedures, the
new data may cause  the previous  estimates to be
revised.  This revision may increase or  decrease
the  earlier estimated volumes.  Pertinent
information gathered during  the year  may include
actual production and decline  rates,  production
from offset wells drilled to the same geologic
formation, increased or decreased water
production, workovers, and changes in lifting
costs,  among  others. Accordingly,  reserve
estimates are often different from the quantities
of oil and gas that are ultimately recovered.
The  Partnership has reserves, which are classified
as proved developed and proved  undeveloped.   All
of the proved reserves are included in the engineering reports, which evaluate the
Partnership's present reserves.
Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves in conducted pursuant to farmout arrangements with the Managing General
Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out. The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves. See Part II,
Item  7, Management's Discussion and Analysis of
Financial  Condition and Results of Operations.
Item 3.   Legal Proceedings
There are no material pending legal proceedings to which the Partnership is a party.
Item 4.   Submission of Matters to a Vote of
Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

                      Part II


Item 5. Market for the Registrant's Common Equity and Related
Stockholder
          Matters

Market Information
Limited  partnership interests, or units, in the
Partnership were initially offered and sold for a
price of $500.  Limited partner units are not
traded on  any  exchange  and there is no public or
organized trading  market  for them.  The Managing
General Partner has become aware of certain limited
and sporadic transfers of units between limited
partners and third parties, but has no verifiable
information regarding the prices at which such
units have been  transferred.   Further,  a
transferee may  not  become  a  substitute limited
partner without the consent of the Managing General
Partner.
The  Managing  General Partner has the right, but not  the
obligation,  to purchase limited partnership units should
an
investor desire to sell.
The
value  of  the  unit is determined by adding the sum of
(1)
current  assets less  liabilities  and  (2) the
present value
of the  future  net  revenues attributable to proved
reserves and by discounting the future net  revenues
at  a rate not in excess of the prime rate charged
by NationsBank, N.A.  of Midland, Texas plus one
percent (1%), which value shall be further  reduced
by  a risk factor discount of no more than onethird
(1/3) to be determined by the Managing General
Partner in its sole and absolute discretion.  As of
December  31, 2002, no limited partner units were
purchased by the Managing General Partner.
Southwest, as Managing General Partner, evaluated
several liquidity alternatives for the partnerships
in 2001 and 2002.  During 2002, Southwest
specifically pursued the
possible roll-up and merger of  twentyone
(21)  partnerships with  the  general  partner.
Because                             of   the
complexities and conflicts of interest in such a
transaction,
the  Managing General  Partner  did not make a
formal repurchase offer in  2002  but  has
responded  to  limited partners  desiring  to  sell
their  units  in  the partnerships  on  an "as
requested" basis.  Southwest anticipates  that  it
will  not make a formal repurchase offer during
2003 because the merger  is still being
contemplated and Southwest's Registration Statement
on Form S-4 relating  to the merger is still in the
review process with the  Securities and Exchange
Commission.  Repurchases by Southwest, however,
will continue to  be made on an "as requested"
basis.   In 2001, 15 limited partner units were
tendered  to  and  purchased by the Managing
General Partner at an average base price of $26.86 per unit. In 2000, 32 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $13.75 per unit.
Number of Limited Partner Interest Holders
As of December 31, 2002, there were 569 holders of limited partner units in the Partnership.

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

Item 6.   Selected Financial Data
The  following  selected financial data for the
years  ended December  31, 2002,  2001,  2000,
1999, and 1998 should be read in conjunction  with
the financial statements included in Item 8:
                                       Years ended
December
                            31, -------------------
                            -----------------------
                            --
                                               ----
----
                              2002      2001
2000
1999        1998
                     (Restate
                       d)(1)
                              -----    -----     --
---                          ----
-  -----
Revenues                  $ 312,150   346,930
447,515
273,357   288,218

Net income (loss) before
 cumulative effect          (27,700)  8,927
125,731
(26,816   (263,85

)         0)

Net income (loss)           (30,700)  8,927     125,731
(26,816   (263,85

)         0)

Partners' share
 of net income (loss):

General partners            (1,770)   2,092     13,373
(1,782)   (11,946
                                                                   )
Limited partners            (28,930)  6,834     112,358
(25,034   (251,90

) 4)

Limited partners'
  net income (loss)  per
unit
    before    cumulative     (2.47)      .65
effect                                          10.72
(2.39)    (24.03)
Limited partners'
  net income (loss)  per     (2.76)      .65
unit                                            10.72
(2.39)    (24.03)

Limited partners'
  cash distributions per         -
-
unit                                  5.15      7.04               2.75
Total assets              $ 113,662   131,713   176,340
124,769   183,103
(1) See Notes 3 and 9 to the Partnership's financial statements for a description of the Partnership's change in accounting principle.

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

Increases   or   decreases   in  Partnership   revenues   and,
therefore,
distributions  to partners will depend primarily on changes in the  prices received  for  production,  changes in volumes of production  sold,  lease operating  expenses, enhanced recovery projects, offset drilling activities pursuant  to  farm-out
arrangements and on the depletion of  wells.   Since
wells  deplete over time, production can generally be expected to  decline from year to year.
Well  operating costs and general and administrative costs
usually decrease with   production   declines;  however,  these
costs  may   not   decrease proportionately.   Net  income
available for distribution  to  the  limited partners  is
therefore expected to fluctuate in later years based on  these factors.
Based  on  current  conditions, management anticipates
performing  drilling projects  and  workovers  during  the
years  2003  and  2004  to                                          enhance
production.  The partnership may have an increase in production volumes for the  years  2003  and  2004, otherwise,
the partnership  will  most  likely experience  the
historical production decline, which have
approximated   9% per year.

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of
production method.  The newly adopted  accounting principle         is
preferable  in the  circumstances  because  the  units-of-
production method results in a better matching of the costs of oil and  gas production  against  the related revenue received
in  periods  of  volatile prices                                    for
production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The change in method had no effect on depletion expense in 2002 however the effect did decrease 2002 net income by $3,000. See Note 3 of the notes to the Partnership's financial statements.
Results of Operations

A.  General Comparison of the Years Ended December
31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended
December 31, 2002 and 2001:

                                Year Ended
Percenta

ge
                               December 31,
Increase
                              2002      2001
(Decreas
                                                   e) ---
                             --      ----            ----
                             ----
                                                  ---
Average price per $         23.31                  5%
barrel of oil                         22.24
Average price per mcf    $    3.06               (33%)
of gas                                4.58
Oil production in           11,400    13,300     (14%)
barrels
Gas production in mcf       13,500    11,100      22%
Gross oil and gas        $  307,104
346,699                  (11%)
revenue
Net oil and gas revenue  $  61,695
104,976                  (41%)
Partnership              $  -
60,000     (100%)
distributions
Limited partner          $  -
54,000     (100%)
distributions
Per unit distribution    $       -
(100%)
to limited partners                   5.15
Number of limited           10,484    10,484
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

3.  Depletion expense decreased to $10,000 for the
    year ended December  31, 2002  from  $12,000
    for the same period in 2001.   This  represents
    a decrease  of  17%.   In  the fourth quarter
    of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue  method to the units-
    of-production
    method.
The
    newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching  of the  costs  of  oil
    and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the unitsof-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The change in method had no effect on depletion expense in 2002 however
  the effect did decrease 2002 net income by $3,000.  See
    Note 3 of the notes to the Partnership's financial
    statements.
   The  major  factor  in  the decrease in depletion
expense
   between  the comparative  periods was the increase in
   the price of oil and  gas                used to
   determine the Partnership's
   reserves for January 1, 2003 as compared to 2002, which provided more economically recoverable proved reserves at January 1, 2003 which caused the depletion rate per equivalent unit produced to decline. Also, as discussed above, the total equivalent units produced in 2002 declined from 2001.

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

3.  Depletion expense increased to $12,000 for the
    year ended December  31, 2001  from  $8,000
    for the same period in 2000.   This  represents
    an increase  of  50%.   Depletion is calculated
    using the units-of-revenue method  of
    amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 2002, 2001 and 2000 was $(30,700), $8,927 and $125,731,
respectively.   Excluding  the effects  of  depreciation, depletion
and amortization, net income (loss) would have been (20,700) in 2002, $20,927 in 2001, and $133,731 in 2000. Correspondingly,
Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $0, $60,000 and $74,026, respectively.




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

As  of  December  31,  2002, the Partnership had approximately
$15,600 in negative working capital. The Managing General Partner knows of no unusual contractual commitments. Although
the Partnership  held  many  long-lived properties               at
inception, because  of  the  restrictions   on   property
development  imposed by the partnership agreement, the Partnership
cannot develop   its   non  producing  properties, if  any.   Without
continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity
pricing.   Maintenance  of properties  and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The Managing General Partner has examined various alternatives to address the issue of depleting producing reserves.
Continuing operations  exposes the
Partnership to  an  inevitable  decline  in  operating  results  and
distributions  of  cash.   Liquidating  the  Partnership  would
result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, we initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General
Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its
current  and future liquidity  needs.   The  Managing General
Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including
opportunities  to  engage   in mergers,  consolidations or
other business combinations) and at any given time may be in various stages of evaluating such opportunities.
Based   on  current  production,  commodity  prices  and  cash
flow from
operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner is currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or to engage new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the Managing General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Please see the Partnership's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2003, which will be filed with the Commission on or before November 14, 2003, for updated information on the liquidity of the Managing General Partner. The liquidity of the Managing General Partner, however, does
not have a material impact  on  the operations   of  the
Partnership.   The  partnership  agreement
of   the Partnership  allows  the  limited partners to elect  a successor  managing general partner to continue
Partnership operations.

Recent Accounting Pronouncements
The  FASB  has  issued Statement No. 143
"Accounting for  Asset Retirement Obligations"
which establishes requirements for the accounting
of  removaltype  costs  associated with asset
retirements.  The standard is  effective for
fiscal  years beginning after June 15, 2002, with
earlier  application encouraged.   The  new
standard requires the Partnership  to recognize  a
liability  for  the present value of all legal
obligations associated  with the  retirement  of
tangible longlived assets and to capitalize  an
equal amount  as  a cost of the asset and allocate
the additional cost  over  the estimated useful
life of the asset.  On January 1, 2003,  the
Partnership recorded  additional costs, net of
accumulated depreciation, depletion  and
amortization,  of  approximately $159,604,  a  long
term   liability   of approximately $139,208  and
a gain of approximately $20,396 for the cumulative effect on depreciation, depletion and amortization of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

Item 7A.  Quantitative and Qualitative Disclosures
About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                 Index to Financial Statements
   Page
Independent  Auditors Report   23

Balance Sheets                                                          24

Statements of Operations                                                25

Statement of Changes in Partners' Equity                                26

Statements of Cash Flows                                                27

Notes to Financial Statements                                           28

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

&  Gas Income  Fund X-A, L.P. as of December 31,

2002 and 2001 and the results  of its  operations

and its cash flows for each of the years in the

three  year period  ended  December  31, 2002 in

conformity with accounting principles generally

accepted in the United States of America. As

discussed in Notes 3 and 9 to the financial

statements, the Partnership changed its method of

computing depletion in 2002.








KPMG LLP Midland, Texas
March 14, 2003, except as to Notes 3, 9 and 10, which is as of July 11, 2003

                Southwest Oil & Gas Income Fund X-
A, L.P.
                     (a Delaware limited

partnership
                              )
Balance
                              Sheets
                        December 31,
2002
and 2001

2002     2001

(Restate

d)
                                  ---
--      -----

Assets
------

Current assets:
  Cash and cash equivalents    $
4,131
                 21,313
                                 ----
                                 ----
                                 ----
                                 ---
                                 ---       -----
  Total current assets
4,131  21,313
                                 ----
                                 ----
                                 ----
                                 ---
                                 ---       -----
Oil  and  gas  properties  -
using the full-
cost method of accounting
3,829,91
                3,817,78
                                 7         6
       Less      accumulated
depreciation,
  depletion and amortization
3,720,38
3,707,38
                                 6         6
                                 -----
---
                                 -----
---
                                 ---       -----
  Net oil and gas properties
109,531         110,400
                                 -----
---
                                 -----
---
                                 ---       -----
                              $
113,662        131,713

=======        =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  410       336
 Payable to Managing General
19,363          6,787
Partner
                                 -----
---
                                 -----
---
                                 ---       ----
  Total current liabilities
19,773          7,123
                                 -----
---
                                 -----
---
                                 ---       ----

Partners' equity:
 General partners
(21,139)
(19,368)
           Limited partners
           115,028   143,958
                                 -----
---
                                 -----
---
                                 ---       ----
  Total partners' equity
93,889          124,590
                                 -----
---
                                 -----
---
                                 ---       ----
                              $
113,662        131,713

=======        =======


                  The accompanying
notes are
                   an integral
                   part of these
                   financial
                   statements.

                Southwest Oil &
                     Gas Income
                     Fund X-A,
                     L.P. (a
                     Delaware
                     limited
                     partnership
                     )
                         Stateme
                         nts of
                         Operati
                         ons
        Years ended December 31, 2002, 2001
and 2000
                                       2002
                                     2001      2000
                                     (Restate
                                        d)
                                      -----      --
--
-   -----
Revenues
-------------
Oil and gas income               $  307,104
346,699
                       447,179
 Interest                            -         231
336
 Miscellaneous                       5,046     -
-
                                     --------  ------
                                     --  ----------
                                     ---  --312,150
346,930        447,515
                                     --------  ------
                                     --  ----------
---  ---
Expenses
------------
 Production                          245,409
241,723        231,020
 General and administrative          84,441    84,280    82,764
   Depreciation,  depletion  and     10,000    12,000    8,000
amortization
                                     --------  ------
                                     --  ----------      ---  ---
                                     339,850
338,003        321,784
                                     --------  ------
                                     --  ----------      ---  ---
Net    income   (loss)    before     (27,700)  8,927     125,731
cumulative effect

Cumulative effect of  change  in     (3,000)   -         -
accounting principle
                                     --------  ------
                                     --  ----------      ---  ---
Net income (loss)                 $  (30,700)  8,927     125,731
                                     ======
======         ======
Net income (loss) allocated to:

 Managing General Partner         $  (1,593)   1,883
                 12,036

======
======         ======
  General Partner                  $
(177)           210
                  1,337

======
======         ======
 Limited partners                 $
(28,930)  6,834
                 112,358

======
======         ======
Per   limited  partner  unit  $   (2.47)
..65
before cumulative effect                                 10.72
   Cumulative effect per limited       (.29)   -         -
partner unit
                                     --------  ------
                                     --  ----------      ---  ---
  Per limited partner unit        $   (2.76)
..65

                                     10.72 ====== ======
                                     ======
Pro   forma   amounts   assuming
change is applied
 retroactively (See Note 3):
   Net   income  (loss)   before  $  -         9,927     124,731
cumulative effect
                                     ======
======         ======
    Per   limited  partner  unit  $        -
..75
(10,484.0 units)                                         10.62
                                     ======
======         ======
Net income (loss)                 $  -         9,927     124,731
                                     ======
======         ======
    Per   limited  partner  unit  $        -
..75
(10,484.0 units)                                         10.62
                                     ====== ======
======
                  The accompanying
notes are an integral
                   part of these
financial statements.
                Southwest Oil & Gas
                     Income Fund X-
                     A, L.P. (a
                     Delaware
                     limited
                     partnership)
                 Statement of
               Changes in Partners'
               Equity Years ended
               December 31, 2002,
               2001 and 2000


                            General   Limited
                            Partner
                            s
                            Partner
                            s Total
                            -------
                            -  ----
                            ---  --
                            -----
                              ----      ----
Balance at December 31,  $  (28,577)
152,535   123,958 1999

 Net income                 13,373
112,358
                125,731

 Distributions              (257)
(73,769)
               (74,026)
                            --------
---------------
                            --
--        --
Balance at December 31,     (15,461)
191,124         175,663
2000

 Net income                 2,093
6,834
                    8,927

     Distributions              (6,000)
             (54,000)  (60,000)
                            --------  ------
                            --  ---------
--        -Balance at December 31,   (19,368)
143,958         124,590
2001

     Net loss (Restated)        (1,770)
             (28,930)  (30,700)

 Distributions              -         -
-
                            --------  ------
                            --  ---------
--        -Balance at December 31,  $  (21,139)
115,028         93,889
2002 (Restated)
                            ======    ======
======






                  The
                   accompanying
                   notes are an
                   integral part
                   of these
                   financial
                   statements.

                Southwest Oil &
                     Gas Income
                     Fund X-A,
                     L.P. (a
                     Delaware
                     limited
                     partnership
                     )
                         Stateme
                         nts of
                         Cash
                         Flows
               Years ended December 31, 2002, 2001
and
2000
                                        2002
2001      2000
                                      (Restate
                                         d)
                                       -----     ---
--     -----
Cash    flows   from    operating
activities:
  Cash received from oil and  gas  $  299,730
391,231        415,489
sales
  Cash  paid to Managing  General
Partner
     for    production   expense,
administrative
     fees    and   general    and     (309,901
(305,357  (332,733
administrative overhead               )         )
)
 Interest received                    -         231
336
 Miscellaneous settlement             5,046     -
-
                                      --------  ----
--
                                      --  --------
   --   -Net cash (used in) provided by (5,125) 86,105
   83,092
operating activities
                                      --------  ------
                                      --  --------
--   -Cash      flows                 from    investing
activities:
   Additions  to  oil   and   gas     (12,359)
(20,899)  -
properties
   Sale of oil and gas properties       228       -
                         6,312
                                      --------  ------
                                      --  --------
   --   -Net cash (used in) provided by (12,131)
(20,899)  6,312
investing activities
                                      --------  ------
                                      --  --------
--   -Cash flows provided by (used  in)
financing activities:
        Distributions to partners            74
                  (60,341)  (74,160)
                                      --------  ------
                                      --  --------
--   -Net  (decrease) increase in  cash (17,182)
4,865          15,244
and cash equivalents

     Beginning of year                    21,313
             16,448    1,204
                                      ---
-----  -----
                                      ---  --------
--   -End of year                         $  4,131
21,313
                       16,448
                                      ======
======          ======
Reconciliation  of   net   income
(loss) to
 net cash provided by (used in)
 operating activities:

Net income (loss)                  $  (30,700)  8,927
125,731

Adjustments   to  reconcile   net
income
 (loss) to net cash provided by
 (used in) operating activities:

   Depreciation,  depletion   and     10,000    12,000
8,000
amortization
  Cumulative effect of change  in     3,000     -
-
accounting principle
     (Increase)    decrease    in     (7,375)   44,532
(31,690)
receivables
 Increase (decrease) in payables      19,950    20,646
                       (18,949)
                                      --------  ------
                                      --  --------
-    Net          cash  (used in) provided  by
operating
    activities                        $  (5,125)
                  86,105    83,092
                                      ====== ======
=====



                  The accompanying
notes are an integral
                    part of these
financial statements.
                Southwest Oil & Gas
Income
                 Fund X-A, L.P. (a
                 Delaware limited
                     partnership)
                Notes to Financial
Statements

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
                 Limited   General
                              Partners  Partners
                              --------  --------

--       --Interest  income on
capital  100%      contributions
Oil and gas sales             90%
10% All other revenues
90%
10%
Organization
and   offering
100%
-
costs (1)
Syndication
costs
100%
-
Amortization of
organization
100%
-
costs
Property
acquisition
costs 100%                         Gain/loss    on
property  90%
10% disposition
Operating and
administrative
90%       10%
costs (2)
Depreciation,
depletion  and
amortization
 of oil and as
properties 100%                    All other costs
90%       10%
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

2.   Summary of Significant Accounting Policies

     Oil and Gas Properties
     Oil  and  gas properties are accounted for at cost under the full-
     cost method.    Under  this  method, all productive and
     nonproductive  costs
           incurred   in   connection  with  the  acquisition,
exploration   and
     development of oil and gas reserves are capitalized.  Gain or loss
     on the   sale  of  oil  and  gas  properties  is not  recognized
     unless significant oil and gas reserves are involved.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The  Partnership  utilizes the sales method
     of accounting       for  gasbalancing
     arrangements.  Under this
     method the Partnership recognizes sales
     revenue on all gas sold. As of December 31, 2002, 2001 and 2000, there were no significant amounts of imbalance in terms of units or value.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                      (a Delaware limited
partnership)
                      Notes to Financial
Statements
2.   Summary of Significant Accounting Policies - continued
     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

     Recent Accounting Pronouncements
     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and allocate the additional cost over the estimated useful life  of  the  asset.
On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, depletion and amortization, of approximately
     $159,604, a long term liability of
     approximately $139,208 and  a  gain of
     approximately $20,396 for the cumulative effect on depreciation, depletion and amortization of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.
     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-ofrevenue method to the units-ofproduction method. (See Note 3)

3.   Cumulative effect of a change in accounting
principle
     In  the  fourth  quarter of 2002, the
     Partnership changed methods  of accounting
     for  depletion  of capitalized costs  from
     the  units-ofrevenue  method to the units-of
     production method.  The newly  adopted
     accounting principle is preferable in the
     circumstances  because  the units-of-
     production method results in a better matching
     of the  costs of  oil  and  gas production
     against the related revenue  received  in
     periods of volatile prices for production as
     have been experienced  in recent periods.
     Additionally, the units-of-production method
     is the predominant  method used by full cost
     companies in
     the  oil  and  gas industry,  accordingly, the change
     improves the comparability  of  the Partnership's
     financial  statements  with  its  peer   group.
     The Partnership   adopted  the  units-of-production
     method
through       the
     recording  of a cumulative effect of a change in
     accounting  principle in  the  amount  of  $3,000
     effective as of  January  1,
     2002.   The Partnership's  depletion for the year ended
     2002 has  been
     calculated using  the  units-of-production method and
     prior years have  not  been restated.                              The
     pro forma amounts for 2001 and 2000, which are presented on the face of the statements of operations, reflect  the effect  of retroactive application of
                        the
     units-of-production method. The change in method had no effect on depletion expense in 2002 however the effect did decrease 2002 net income by $3,000 ($.29 per limited partner unit). See Note 10 for the effects of the change in depletion method on the individual quarters of 2002.

4.   Liquidity - Managing General Partner
     The  Managing General Partner has a highly
     leveraged capital structure with
     approximately $124.0 million of principal due
     between  December 31,  2002  and  December 31,
     2004.  The Managing  General  Partner  is
     constantly monitoring its cash position and
     its ability to  meet  its financial
     obligations  as they become due, and  in  this
     effort,  is continually  exploring various
     strategies for addressing  its  current and
     future  liquidity needs.
     The Managing General Partner  regularly
     pursues  and  evaluates  recapitalization strategies  and
     acquisition opportunities
     (including opportunities  to   engage   in   mergers,
     consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

                Southwest Oil & Gas Income Fund
X-A, L.P.
                (a Delaware limited partnership)

            Notes to Financial Statements
4.   Liquidity - Managing General Partner - continued
     Based on current production, commodity prices and cash flow from operations, the Managing
     General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004.
     Therefore the Managing General Partner is currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or seek new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.
     There  can  be  no assurance that the Managing
     General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the Managing General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.
Please  see  the  Partnership's Quarterly Report on
Form 10Q for the quarterly period ended September 30, 2003,
     which will be filed with the Commission on or before November 14, 2003, for updated information on the liquidity of the Managing
     General Partner. The liquidity of the Managing General Partner, however, does not have a material impact on the operations of the Partnership. The partnership agreement of the Partnership allows the limited partners to elect a successor managing general partner to continue Partnership operations.

5.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than onethird (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

     Southwest,  as  Managing General Partner,
     evaluated several liquidity alternatives  for
     the partnerships in 2001 and 2002.   During
     2002, Southwest  specifically pursued the
     possible  roll-up  and  merger  of twenty-one
     (21) partnerships with the general partner.
     Because of the complexities  and  conflicts of
     interest in such  a transaction,  the Managing
     General  Partner did not make a formal
     repurchase  offer  in 2002  but  has  responded
     to limited partners desiring to  sell  their
     units  in  the partnerships  on an "as
     requested"  basis.   Southwest anticipates
     that  it will not make a formal repurchase
     offer  during 2003  because  the merger is
     still being contemplated and  Southwest's
     Registration Statement on Form S-4 relating to
     the merger is still  in the  review process
     with  the Securities  and  Exchange
     Commission. Repurchases by Southwest, however,
     will continue to be made
     on an  "as requested" basis.
     The  Partnership  is  subject  to various  federal,
     state and  local environmental  laws  and
     regulations, which establish  standards  and
     requirements  for  protection
  of the  environment.   The  Partnership cannot  predict
     the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

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

7.   Major Customers
          No  material portion of the Partnership's business is
     dependent  on  a single  purchaser, or a very few purchasers, where the  loss  of  one would  have  a
material  adverse  impact      on  the  Partnership.                   Two
     purchasers  accounted for 75% of the Partnership's total
     oil  and  gas production  during  2002:
     Plains Marketing LP  for  50%  and  Navajo
     Refining  Company Inc. for 25%.  Contracts for 2002 with
     these  major purchasers  are month-to-month
                     contracts.
     Prices received from  these major  purchasers
     ranged from a low of $21.52 per Bbl  to      a
     high  of $21.95   per  Bbl.
     Three  purchasers  accounted  for  84%   of
     the Partnership's  total  oil      and  gas production
     during
2001:   Plains
     Marketing  LP  for 52%, Navajo Refining Company for 22%,
 Duke  Energy Field Services for 10%. Contracts for
                        2001
     with these major purchasers cover time periods
     ranging from month-to-month contracts up to
     year-toyear  contract periods.  Prices received
     from these major  purchasers ranged  from a low
     of $24.16 per Bbl to a high of $24.58 per  Bbl
     and $4.46 per mcf.  Four purchasers accounted
     for 85% of the Partnership's total  oil  and
     gas production during 2000:  Plains Marketing
     LP  for 27%,  Eaglewing Trading Inc. for 23%,
     Navajo Refining Company for  22% and Phillips
     66  for  13%.             Contracts for  2000
     with  these
     major purchasers cover time periods ranging from month-tomonth contracts up to year-to-year contract periods. Prices received from these major purchasers ranged from a low of $26.68 per Bbl to a high of $26.91 per Bbl.
     All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without delay.
     No other purchaser accounted for
     an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund X-A,
L.P.
          (a Delaware limited partnership)

            Notes to Financial Statements

8.   Estimated Oil and Gas Reserves (unaudited)
The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----      ----
Total Proved January 1, 2000
143,000         163,000
   Revisions   of   previous
21,000   20,000
estimates
             Production
         (14,000)  (16,000)
                              ----
--
                              --
--
                              ----
--
                              - --
December 31, 2000
150,000         167,000

   Revisions   of
previous (8,000)
(41,000)
estimates
             Production
         (13,000)
         (11,000)
   ----- --  -  -----         - --
December 31, 2001
129,000         115,000
 Revisions   of   previous
(16,000)
              (31,000)
estimates
             Production
         (11,000)  (14,000)

------
--  --------

-- --
December 31, 2002
102,000         70,000

======   ======


Oil    Gas
(bbls)           (mcf)
                              ----
--
                                --
                                --
--
                                --
--
                                --
-    ---
Proved developed reserves -
December 31, 2000
138,000         146,000

======   ======
December 31, 2001
126,000         102,000
                              ======    ======
December 31, 2002             99,000    57,000
                              ======    ======

     All  of  the Partnership's reserves are
     located within the continental United States.
     *Ryder Scott Company, L.P. prepared the
     reserve and present value data for  the
     Partnership's existing properties as of
     January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 410(a) of Regulation S-X.
     Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.
     Oil price adjustments were made in the individual
     evaluations  to reflect  oil quality,
     gathering and transportation costs. The
     results of  the  reserve report as of January
     1, 2003 are an average price of $28.31 per barrel.
     Gas price adjustments were made in the individual
     evaluations  to reflect  BTU  content,
     gathering and transportation costs and gas processing and
          shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.71 per Mcf.
                Southwest Oil & Gas Income Fund X-A, L.P.
                    (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Estimated Oil and Gas Reserves (unaudited) - continued
     The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any
     given property  is capable of producing.          Estimates of oil
     and gas reserves are based
     on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

     Unanticipated  depletion, if it occurs, will result in lower reserves than  previously estimated; thus an ultimately lower return  for  the Partnership.  Basic
changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates.  A year of new information,  which  is pertinent  to
the  estimation  of future  recoverable  volumes,      is
     available during the subsequent year evaluation. In applying industry standards and procedures, the new
data  may  cause  the  previous estimates  to be revised.             This
revision may increase or decrease  the
     earlier estimated volumes.  Pertinent information gathered during  the year  may include actual production and
     decline rates, production from offset  wells
     drilled  to the same geologic formation,
     increased  or
     decreased  water production, workovers, and
     changes in lifting  costs, among others.
     Accordingly, reserve estimates are often
     different from the quantities of oil and gas
     that are ultimately recovered.
     The Partnership has reserves, which are
     classified as proved developed and  proved
     undeveloped.  All of the proved reserves are
     included  in the  engineering reports,  which
     evaluate the  Partnership's  present reserves.
     Because  the  Partnership does not engage in
     drilling activities,  the development  of
     proved undeveloped
reserves in conducted  pursuant  to farm-out
arrangements with the Managing General Partner or
unrelated third parties.  Generally, the
Partnership retains a carried interest such as an
overriding royalty interest under the terms of a
farm-out.
     The  standardized measure of discounted future
     net cash flows relating to  proved oil and gas
     reserves at December 31, 2002, 2001 and 2000
     is presented below:
                                   2002      2001      2000
                                  -----     -----     -----

Future cash inflows           $  3,207,00
2,419,00  5,321,00
                                 0         0         0
Production  and  development     1,673,00
1,379,00  2,497,00
costs                            0         0         0
                                 --------  ------
                                 --  -----------     ---- ----
Future net cash flows            1,534,00
1,040,00  2,824,00
                                 0         0         0
10%   annual  discount   for
estimated
timing of cash flows            667,000   461,000
                    1,262,00
                                                     0 ------
                                 --  ------------------   ---
                                 - ----
Standardized   measure    of
discounted
future net cash flows        $  867,000   579,000
                    1,562,00
                                                     0
                                 ======= ======= =======

            Southwest Oil & Gas Income Fund X-
A, L.P.
               (a Delaware limited partnership)

                 Notes to Financial Statements

8. Estimated Oil and Gas Reserves (unaudited) - continued
     The principal sources of change in the standardized
     measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002
2001   2000
                                  -----     ---
--   -----
Sales   of   oil   and   gas
produced,
    net of production costs      $  (62,000)
               (105,000  (216,000
                                           )         )
Changes   in   prices    and     465,000
(877,000  624,000
production costs                           )
Changes of production rates
    (timing) and others
(11,000)
               (99,000)
(74,000) Revisions of
previous
    quantities estimates
          (162,000
(58,000)  213,000
                                 ) Accretion of
discount  58,000
156,000  92,000
Discounted future net
 cash flows -
Beginning of year                579,000
1,562,00  923,000
                                           0
                                 --------  ------
                                 --  -----------
---- ----
End of year                   $  867,000   579,000   1,562,00
                                                     0
                                 =======   =======   =======

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                Southwest Oil & Gas Income Fund X-
A, L.P.
         (a Delaware limited partnership)

           Notes to Financial Statements

9.   December 31, 2002 Restatement
     During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 3.

     Subsequent to the issuance of the
     Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, the Partnership determined that the above change in accounting method should have been adopted by the Partnership as a cumulative effect of a change in accounting principle. The
     Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $3,000 from $112,531to $109,531 as of December 31,
     2002 and  did  not effect the Partnership's
     2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the year ended
     December 31, 2002. (Periods prior to 2002 were not affected by the change).

                                        Restated
Previously
                                                       Reported
     Depreciation, depletion and      $10,000        10,000
     amortization
     Income (loss) before cumulative  (27,700)       (27,700)
     effect
   Cumulative effect of change in     (3,000)        -
     accounting principle
     Net income (loss)                (30,700)       (27,700)
     Net income (loss) allocated
     to:
     Managing General Partner         (1,593)        (1,593)
     General partner                  (177)          (177)
     Limited partners                 (28,930)       (25,930)
       Income (loss) per limited
     partner unit before
         cumulative effect            (2.47)         (2.47)
       Cumulative effect per          (.29)          -
     limited partner unit
       Net income (loss) per          (2.76)         (2.47)
     limited partner unit

                Southwest Oil &
                     Gas Income
                     Fund X-A,
                     L.P. (a
                     Delaware
                     limited
                     partnershi
                     p)
                      Notes to
Financial Statements
10.  Selected Quarterly
Financial Results -
(unaudited)
  As  discussed  in Note 3, in 2002 the Partnership
                       changed
     methods  of accounting  for  depletion  of
     capitalized costs  from  the  units-ofrevenue
     method to the units-ofproduction method.  The
     2002 quarterly financial  results presented
     below have been restated to  reflect  the
     change in depletion method effective as of
     January 1, 2002.  See Notes 3 and 9 for a
     detailed discussion of the change in depletion
     method.
                                             Quarter
                              ----------------------
                              ----------------------
                              ----------------------
                              -------
                                                -
                               First     Second
Third
Fourth
                               ------   --------  --
----
- --------
                                          ---
-
2002:
 Total revenues             $ 68,977    91,715
72,618    78,840
    Total   expenses    as    82,258    75,773
99,671    82,148
originally reported
                              --------  --------  ----
--
                              --  -----------   ----
---- ----
   Net  income  (loss)  as    (13,281)  15,942
(27,053)  (3,308)
originally reported
   Income  (loss)   before
cumulative effect of
   a  change in accounting    (13,281)  15,942
(27,053)  (3,308)
principle
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    (3,000)   -         -         -
method
                              --------  --------  ------
                              --  -----------   ----
---- ----
   Net  income  (loss)  as  $ (16,281)  15,942
(27,053)  (3,308)
restated
                              =======   =======
=======         =======
  Per limited partner unit
amounts:
     Net   income   (loss)  $ (1.16)
originally reported                     1.34      (2.34)    (.31)
    Effect  of  change  in         -         -         -         -
depletion method
                              --------  --------  ------
                              --  -----------   ----
---- ----
   Income  (loss)   before
cumulative effect of a
    change  in  accounting    (1.16)
principle                               1.34      (2.34)    (.31)
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion     (.29)         -         -         -
method
                              --------  --------  ------
                              --  -----------   ----
---- ---Net   income   (loss)   as  $ (1.45)
restated                                1.34
(2.34)          (.31)
                              =======   =======
=======         =======

 2001:
  Total revenues               $ 117,399   98,942
                      72,974
57,615
  Total expenses                 94,065    75,746
                      84,358
83,834
 Net income (loss)              23,334    23,196
(11,384)  (26,219)
 Net   income   (loss)   per
 limited
   partners unit                  1.97
                                          1.97
(1.02) (2.27)


tem 9.    Changes  in and Disagreements With
Accountants on
Accounting  and
          Financial Disclosure
None

                     Part III

Item 10.  Directors and Executive Officers of the
Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General
Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer of the Managing General Partner serves for a term of one year.

         Name               Age
Position
-----------------------     ---     ---------------
------------
--
----------------------      --      ---------------
------------
--
H. H. Wommack, III          47      Chairman   of
the    Board,
                                    President,
Director
                                    and Chief
Executive Officer James N. Chapman(1)   40
Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President
and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. SRH holds an equity investment in Southwest and in Basic Energy Services. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. Midland Red Oak Realty owns and manages commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the Southwestern United States. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Basic provides certain well services for oil and gas companies. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in
oil and gas leases and the drilling  of  wells.   Mr.
Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.
James N. Chapman has served as a director since April 19,2002. Mr. Chapman has been involved in the investment banking industry for 18 years.
Since
January 2002 he has acted as a capital markets and strategic planning consultant with private and public companies across a range of industries,
including  metals, mining, manufacturing,
aerospace, airline,  service  and healthcare.
Prior to establishing an independent consulting
practice, from 1997  to 2002 Mr. Chapman worked for
The Renco Group, Inc., a multi-billion private
corporation  in  New York, for which  Mr.  Chapman
developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio  of companies.  From 1990 to 1997,  Mr.
Chapman  was  a founding  principal of Fieldstone
Private Capital Group, a capital  markets advisory
firm.   From 1985 to 1990, Mr. Chapman worked for
Bankers  Trust Company,  most recently in the BT
Securities Capital  Markets  area.   Mr. Chapman
received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William  P. Nicoletti has served as a director
since April 19, 2002.   Mr. Nicoletti  is Managing
Director of Nicoletti & Company Inc., an
investment banking  and financial advisory firm he
founded in 1991.  He was previously a  senior
officer and head of the Energy Investment Banking
Groups of E. F. Hutton  &  Company Inc. and Paine
Webber, Incorporated.   From March  1998 until June
1990 he was a managing director and cohead of
Energy Investment Banking  at  McDonald Investments
Inc.  Mr. Nicoletti has been Chairman  of the
board  of directors of Russell-Stanley Holdings,
Inc., a manufacturer and marketer  of  steel and
plastic industrial containers  since November 2001.
He  is  a  director of Mark WestEnergy
Partners, L.P.,  a  business engaged
in  the  gathering and  processing  of  natural  gas   and   the
fractionation and storage of natural gas liquids.  Mr.
Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19,
2002.   Mr. Radecki is currently a Managing Director in the
Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice.
Prior to joining CIBC World Markets in 1998, Mr. Radecki was an
Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc.
beginning in 1990.  From 1983 until 1990, Mr.
Radecki  was First  Vice President in the
International Capital Markets Group at  Drexel
Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations.
Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX
Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus
International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown
University with a B.A. in Government.

Richard  D.  Rinehart has served as a director
since April 19, 2002.   Mr. Rinehart is a founding
principal of PetroCap, Inc. and president of
Kestrel Resources,  Inc.   PetroCap, Inc. provides
investment and merchant  banking services  to  a
variety  of clients active in the oil  and  gas
industry. Kestrel Resources, Inc. is a privately
owned oil and gas operating company. He  served  as
Director of Coopers & Lybrand's Energy Systems and
Services Division prior to the founding of Kestrel
Resources, Inc. in 1992. Prior to joining Coopers &
Lybrand, he was chief executive officer/founder of
Dawn Information  Resources,  Inc., formed in 1986
and
acquired  by  Coopers  & Lybrand  in  early  1991.
Mr. Rinehart served as CEO  of  Terrapet  Energy
Corporation during the period 1982 through 1986.
Prior to the formation  of Terrapet in 1982, he was
employed as President of the Terrapet Division  of
E.I.  DuPont de Nemours and Company. Before its
acquisition by  DuPont,  he served  as  CEO and
President of Terrapet Corp., a privately owned  E
&  P company. Before the formation of Terrapet
Corp. in 1972, he was manager  of supplementary
recovery methods and senior evaluation engineer
with  H.  J. Gruy and Associates, Inc., Dallas,
Texas.
John  M. White has served as a director since April
19, 2002, Mr. White  is currently  an  oil and gas
analyst with BMO Nesbitt Burns, responsible  for
Fixed  Income research on oil, gas and energy
companies.  Prior to  joining BMO  Nesbitt Burns
in 1998, Mr. White was responsible  for  Fixed
Income research  on  the  oil  and  gas  industry
at  John  S. Herold,  Inc.,  an independent  oil
and gas research and
consulting firm, beginning  in  July 1996.  Mr.
White's experience also includes managing a
portfolio of oil and gas loans  for  The  Bank  of
Nova  Scotia,  which  included independent
exploration and production companies, oil service
companies, gas pipelines, gas  processors and
refiners from 1990 until July 1996.  From 1983 to
1990, Mr. White was with BP Exploration, where he
worked primarily in exploration and production.
Herbert  C. Williamson, III has served as a
director since April 19,  2002. At  present, Mr.
Williamson is self-employed as a consultant.   From
March 2001  to  March  2002  Mr. Williamson served
as an investment  banker  with Petrie
Parkman & Co.  From April 1999 to March 2001 Mr.
Williamson served as chief financial officer and
from August 1999 to March 2001 as a director of
Merlon  Petroleum  Company, a private oil and gas
company  involved  in exploration  and production
in Egypt.  Mr. Williamson served  as  executive
vice
president,  chief  financial  officer  and
director  of  Seven Seas Petroleum,  Inc., a
publicly traded oil and gas exploration  company,
from March  1998  to  April 1999.  From 1995
through April 1998,  he  served  as director  in
the Investment Banking Department  of  Credit
Suisse  First Boston.   Mr.  Williamson  served  as
vice  chairman  and executive  vice
president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing
General Partner receives an administrative fee for the management of the Partnership. The Managing
General Partners received $78,000  during 2002,
2001 and 2000 as an annual administrative  fee.
The
executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

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

                                                 Amount
                                                 and
                                                                  N
                                                                  a
                                                                  t
                                                                  u
                                                                  r
                                                                  e
                                                                  o
                                                                  f
                                                                  P
                                                                  e
                                                                  r
                                                                  c
                                                                  e
                                                                  n
                                                                  t
                  Name and Address of
Beneficial  of
  Title of Class         Beneficial Owner
Ownership
Class
-------------------    ---------------------     --------
-
-     ------
  --------------          --------------           ------
-----
Limited Partnership    Southwest  Royalties,     Directly
1.5%
Interest               Inc.                      Owns
                       Managing      General     171.0
                       Partner
Units
                       407   N.  Big  Spring
                      Street
                       Midland, TX 79701
Limited Partnership    H. H. Wommack, III
Indirectly      1.5%
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

Certain  subsidiaries or affiliates of the Managing
General Partner perform various  oilfield services
for properties in which the Partnership owns  an
interest.   Such  services aggregated approximately
$20,500  for  the  year ended December 31,    2002.
The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.
Item 14.  Controls and Procedures
(a)  Evaluation of Disclosure Controls and
Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures
(as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       Part IV
Item 15.  Exhibits, Financial Statement Schedules
and Reports

      on Form 8-K (a)(1)  Financial Statements:

        Included in Part II of this report --

             Independent Auditors Report
                  Balance Sheets
              Statements of Operations
                  Statement of Changes in Partners'
                  Equity Statements of Cash Flows
            Notes to Financial Statements

                     (2)  Schedules required by
                  Article 12 of Regulation SX  are
                  either omitted because they are
                  not applicable  or because  the
                  required  information  is  shown
                  in   the financial statements or
                  the notes thereto.
             (3)  Exhibits:
                                      4      (a)
Certificate
of  Limited
                          Partnership of Southwest
                          Oil & Gas Income Fund XA,
                          L.P.,  dated January 29,
                          1990.  (Incorporated by
                          reference from
                          Partnership's Form 10-K
                          for the fiscal year ended
                          December 31, 1990.)

                                            (b)
Agreement
                          of   Limited Partnership
                          of Southwest Oil & Gas
                          Income Fund XA, L.P. dated
                          January 29, 1990.
                          (Incorporated by
reference from Partnership's Form 10K for the fiscal year ended
                          December 31, 1990.)

                  18.1 Letter re Change in
Accounting Principles

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


                          Southwest Oil & Gas Income
                          Fund X-A, L.P., a Delaware
                          limited partnership


                                        By:
                                 Southwest
                                 Royalties,  Inc.,
                                 Managing General
                                 Partner
                          By:    /s/ H. H. Wommack,
III
                                 -------------------
--------------------------
                                           H. H.
Wommack,
III, President
                          Date:  November 10, 2003

                             POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints H.H. Wommack, III and Bill E. Coggin, and each of them severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendment to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all that said attorney-infact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/ H. H. Wommack, III                       /s/
Bill E. Coggin
---------------------------                  -------
-----------
------
--------------------                         -------
-----------
-----
H.    H.   Wommack,    III,                  Bill
E.
Coggin,
Chairman of the Board,
Executive Vice
President
President,   Director   and                  and
Chief
Financial
Chief Executive Officer                      Officer

Date:     November 6, 2003                   Date:
November   6,
                                             2003


/s/ William P. Nicoletti                     /s/ James
N.
Chapman
---------------------------                  ----------
--
------------
--------------------                         ----------
--
-----------
William    P.    Nicoletti,                  James
N.
Chapman,
Director                                     Director

Date:     November 10, 2003                  Date:
November   6,
                                             2003
/s/ Richard D. Rinehart                      /s/
Joseph
J.  Radecki,
                                             Jr. ------
--------------------                       ------------
--
----------
--------------------                         ----------
--
-----------
Richard     D.    Rinehart,                  Joseph J.
Radecki,  Jr.,
Director                                     Director

Date:     November 7, 2003                   Date:
November   4,
                                             2003


/s/  Herbert C. Williamson,
III
---------------------------                  ----------
------------
--
--------------------                         ----------
------------
-
Herbert C. Williamson, III,                  John M.
White,
Director
Director

Date:     November 7, 2003                   Date:

                    CERTIFICATIONS

     I, H.H. Wommack, III, certify that:
     1.   I have reviewed this annual report on Form 10-
K/A of
Southwest Oil &
Gas Income Fund X-A, L.P.;

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

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.   The registrant's other certifying officers and I have
indicated in
this annual report whether or not there were significant
changes in internal
controls or
in other
factors that
could
significantl
y affect
internal
controls
subsequent
to the date
of our most recent evaluation, including any
corrective actions with regard to significant
deficiencies and material weaknesses. Date: November
10,
2003
/s/ H.H.
Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive
Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-A, L.P.

                   CERTIFICATIONS

     I, Bill E. Coggin, certify that:
     1.   I have reviewed this annual report on Form
10-K/A of
Southwest Oil &
Gas Income Fund X-A, L.P.;

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


Date:  November 10, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
          Southwest Royalties, Inc., the
  Managing General Partner of
Southwest Oil & Gas Income Fund X-A, L.P.

                   Exhibit Index


Item No.     Description
Page No.
               Exhibit  18.1  Letter  re  Change
in
Accounting  Principle 48
             Exhibit 99.1 Certification pursuant to
             18 U.S.C. 49 Section 1350, as adopted
             pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to
             18 U.S.C. 50 Section 1350, as adopted
             pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002

EXHIBIT 18.1
June 4, 2003

Southwest Royalties, Inc. (As Managing General
Partner of the Partnerships)

Midland, Texas


Ladies and Gentlemen:

We have audited the balance sheets of the Southwest Royalties, Inc. public partnerships (see attached listing) (the "Partnerships") as of December 31, 2002 and 2001, and the related statements of operations, statements of changes in partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 2002, and have reported thereon under date of March 14, 2003. The aforementioned financial statements and our audit report thereon are included in each of the individual Partnership's annual reports on Form 10-K/A for the year ended
December 31, 2002.
As stated in Note 2 to those financial statements, the Partnerships changed their method of accounting for amortization of capitalized costs from the units-of-revenue method to the units-of-production method, and that the newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods.
Additionally, the units-ofproduction method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnerships' financial statements with its peer group. In accordance with your request, we have reviewed and discussed with Partnership officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting
change, authoritative criteria have  not  been
established  for evaluating  the  preferability  of
one acceptable  method of accounting over another
acceptable method.   However, for purposes of the
Partnership's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Partnerships' circumstances.

Very truly yours,

KPMG LLP

                         CERTIFICATION PURSUANT TO
                          19 U.S.C. SECTION 1350, AS
                          ADOPTED PURSUANT TO
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In  connection with the Annual Report of Southwest
Oil &  Gas Income Fund X-A, Limited Partnership (the
"Company") on Form 10-K/A for the period ending  December
31,  2002  as  filed with  the Securities  and  Exchange
Commission  on the date hereof (the "Report"), I, H.H.
Wommack, III,  Chief Executive Officer of the Managing
General Partner of the Company,  certify, pursuant  to 18
U.S.C. 1350, as adopted pursuant to 906 of the SarbanesOxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities
       Exchange Act of 1934; and

     (2)   The information contained in the Report
       fairly presents, in  all
material respects, the financial condition and results of operation of the Company.


Date:  November 10, 2003
/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and
  Chief Executive Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
Southwest Oil & Gas Income Fund X-A,
                L.P.

CERTIFICATION
PURSUANT TO
                          19 U.S.C.
                          SECTION
                          1350, AS
                          ADOPTED
                          PURSUANT
                          TO
               SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002


      In  connection with the Annual Report of Southwest
Oil &  Gas Income Fund X-A, Limited Partnership (the
"Company") on Form 10-K/A for the period ending
December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the
Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the SarbanesOxley Act of 2002, that:

     (3)  The Report fully complies with the
       requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4)   The information contained in the Report
       fairly presents, in  all
material respects, the financial condition and results of operation of the Company.


Date: November 10, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
Southwest Royalties, Inc., the
 Managing General
    Partner of
Southwest Oil & Gas
Income Fund X-A,
L.P.