Form 10-Q
period 2003-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2003-11-14
CIK 859905

1 of 24
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the period ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

                Southwest Oil and Gas Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  4,651     4,131
  Receivable  from  Managing     21,209    -
General Partner
                                 --------  --------
                                 -----     ----
   Total current assets          25,860    4,131
                                 --------  --------
                                 -----     ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,879,24  3,829,91
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,624,88  3,720,38
amortization                     6         6
                                 --------  --------
                                 -----     ----
      Net   oil   and    gas     254,361   109,531
properties
                                 --------  --------
                                 -----     ----
                              $  280,221   113,662
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  406       410
 Payable to Managing General     -         19,363
Partner
                                 --------  --------
                                 ----      ----
   Total current liabilities     406       19,773
                                 --------  --------
                                 ----      ----
Other long term liabilities      138,450   -
                                 --------  --------
                                 ----      ----

Partners' equity:
 General partners                (15,491)  (21,139)
 Limited partners                156,856   115,028
                                 --------  --------
                                 ----      ----
   Total partners' equity        141,365   93,889
                                 --------  --------
                                 ----      ----
                              $  280,221   113,662
                                 =======   =======

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months      Nine Month Ended
                                        Ended
                                    September 30,      September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restate
                                              d)                  d)
                                   ----      ----      ----      ----
Revenues
-------------
Oil and Gas                     $ 83,361   72,566    274,234   228,376
Miscellaneous settlement          -        52        74        4,934
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  83,361   72,618    274,308   233,310
                                  -------  --------  --------  --------
                                  ---      --        --        --
Expenses
------------
Production                        45,946   75,904    155,624   187,157
General and administrative        24,895   21,767    74,423    63,544
Depreciation, depletion and       3,000    2,000     9,000     7,000
amortization
Accretion of asset retirement     2,612    -         8,181     -
obligation
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  76,453   99,671    247,228   257,701
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income (loss) before          6,908    (27,053)  27,080    (24,391)
cumulative effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -        -         20,396    -
See Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method     -        -         -         (3,000)
- See Note 4
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income (loss)               $ 6,908    (27,053)  47,476    (27,391)
                                  ======   ======    ======    ======
Net income (loss) allocated
to:

 Managing General Partner       $ 892      (2,254)   5,083     (1,565)
                                  ======   ======    ======    ======
 General Partner                $ 99       (251)     565       (174)
                                  ======   ======    ======    ======
 Limited Partners               $ 5,917    (24,548)  41,828    (25,652)
                                  ======   ======    ======    ======
  Per limited partner unit      $    .56                       (2.16)
before cumulative effect                   (2.34)    2.24
  Cumulative effects per          -        -           1.75     (.29)
limited partner unit
                                  -------  --------  --------  --------
                                  ---      --        --        --
  Per limited partner unit      $    .56                       (2.45)
                                           (2.34)    3.99
                                  ======   ======    ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income (loss) before       $ -        (29,614)  -         (32,075)
cumulative effect
                                  ======   ======    ======    ======
  Per limited partner unit      $ -        (2.56)    -         (2.82)
(10,484.0)
                                  ======   ======    ======    ======
 Net income (loss)              $ -        (29,614)  -         (35,075)
                                  ======   ======    ======    ======
  Per limited partner unit      $ -        (2.56)    -         (3.11)
(10,484.0)
                                  ======   ======    ======    ======

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2003      2002
                                                  (Restate
                                                     d)
                                          ----      ----
Cash flows from operating activities

 Cash received from oil and gas      $  267,697   224,640
sales
 Cash paid to suppliers                 (264,083  (236,921
                                        )         )
 Miscellaneous settlement               74        4,934
                                        --------  --------
                                        ---       -
  Net cash provided by (used in)        3,688     (7,347)
operating activities
                                        --------  --------
                                        ---       -
Cash flows used in investing
activities
 Additions to oil and gas properties    (3,164)   (9,910)
                                        --------  --------
                                        ---       -
Cash flows used in financing
activities
 Distributions to partners              (4)       70
                                        --------  --------
                                        ---       -
  Net increase (decrease) in cash       520       (17,187)
and cash equivalents

 Beginning of period                    4,131     21,313
                                        --------  --------
                                        ---       -
 End of period                       $  4,651     4,126
                                        ======    =====
Reconciliation of net income (loss)
to net cash
 provided by (used in) operating
activities

Net income (loss)                    $  47,476    (27,391)

Adjustments to reconcile net income
(loss) to net
 cash provided by (used in)
operating activities

 Depreciation, depletion and            9,000     7,000
amortization
 Accretion of asset retirement          8,181     -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143              (20,396)  -
 Cumulative effect of change in
accounting
  principle - change in depletion       -         3,000
method
 Increase in receivables                (6,537)   (3,736)
 (Decrease) increase in payables        (34,036)  13,780
                                        --------  --------
                                        ---       -
Net cash provided by (used in)       $  3,688     (7,347)
operating activities
                                        ======    =====
Noncash investing and financing
activities:

 Increase in oil and gas properties
- Adoption
  of SFAS No. 143                    $  159,604   -
                                        ======    =====
 Decrease in oil and gas properties
- SFAS No. 143
  Sale of properties                 $  8,939     -
                                        ======    =====

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $159,604, a long term liability of approximately $139,208 and a gain of approximately $20,396 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $138,450. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $8,939 offset by accretion expense of $8,181. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $3,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect to income before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002. The effect of the change on the nine months ended September 30, 2002 was to decrease net income by $3,000 ($.29 per limited partner unit).

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $3,000 from $112,531 to $109,531 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                                  Three Months Ended       Nine Months Ended
                                         (1)
                                            Previous               Previously
                                               ly
                                            Reported     Restated   Reported
         Depreciation,
         depletion and
          amortization                      $2,000       7,000     7,000
         Income before                      (27,053)     (24,391)  (24,392)
         cumulative effect
       Cumulative effect of
         change in
          accounting principle              -            (3,000)   -
         Net income (loss)                  (27,053)     (27,391)  (24,392)
         Net income (loss)
         allocated to:
         Managing General                   (2,254)      (1,565)   (1,565)
         Partner
         General partner                    (251)        (174)     (174)
         Limited partners                   (24,548)     (25,652)  (22,653)
          Income per limited
         partner
            unit before                                                (2.16)
         cumulative effect                  (2.34)       (2.16)
          Cumulative effect
         per limited
            partner unit                         -        (.29)        -
          Net income (loss)
         per limited
            partner unit                                 (2.45)        (2.16)
                                            (2.34)

(1) There was no effect to income before cumulative effect of a change in accounting principle for the three months ended September 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    27.19             2%
barrel of oil                         26.67
Average  price per  mcf  $     4.66             60%
of gas                                2.91
Oil    production    in     2,500     2,340     7%
barrels
Gas production in mcf       3,300     3,500     (6%)
Gross   oil   and   gas  $  83,361    72,566    15%
revenue
Net oil and gas revenue  $  37,415    (3,338)   1,221%
Partnership              $  -         -         -
distributions
Limited         partner  $  -         -         -
distributions
Per  unit  distribution
to limited
 partners                $        -        -    -
Number    of    limited     10,484    10,484
partner units


Revenues

The Partnership's oil and gas revenues increased to $83,361 from $72,566 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 15%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 2%, or $.52 per barrel, resulting in an increase of approximately $1,300 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 86% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 60%, or $1.75 per mcf, resulting in an increase of approximately $5,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $7,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 160 barrels or 7% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in an increase of approximately $4,300 in revenues.

    Gas production decreased approximately 200 mcf or 6% during the same period, resulting in a decrease of approximately $600 in revenues.

    The net total increase in revenues due to the change in production is approximately $3,700.

Costs and Expenses

Total costs and expenses decreased to $76,453 from $99,671 for the quarters ended September 30, 2003 and 2002, respectively, a decrease of 23%. The decrease is the result of lower lease operating costs, partially offset by the addition of accretion, an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 39% lower, or approximately $30,000 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The primary reason for higher lease operating costs in the third quarter 2002 was downhole work on a well in that quarter.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 14% or approximately $3,100 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense increased to $3,000 for the quarter ended September 30, 2003 from $2,000 for the same period in 2002. This represents an increase of 50%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method for the quarter ended September 30, 2002(See Note 4 of the notes to the financial statements). The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $.98 applied to 3,050 BOE as compared to $.68 applied to 2,923 BOE for the same period.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    28.18             25%
barrel of oil                         22.47
Average  price per  mcf  $     5.27             90%
of gas                                2.78
Oil    production    in     7,900     8,840     (11%)
barrels
Gas production in mcf       9,800     10,700    (8%)
Gross   oil   and   gas  $  274,234   228,376   20%
revenue
Net oil and gas revenue  $  118,610   41,219    188%
Partnership              $  -         -         -
distributions
Limited         partner  $  -         -         -
distributions
Per  unit  distribution
to limited
 partners                $        -        -    -
Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $274,234 from $228,376 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 20%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 25%, or $5.71 per barrel, resulting in an increase of approximately $45,100 in revenues. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 2003 and 87% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 90%, or $2.49 per mcf, resulting in an increase of approximately $24,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $69,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 940 barrels or 11% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $21,100 in revenues.

    Gas production decreased approximately 900 mcf or 8% during the same period, resulting in a decrease of approximately $2,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $23,600. The decrease in oil sales is the result of the sale of two properties.

Costs and Expenses

Total costs and expenses decreased to $247,228 from $257,701 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 4%. The decrease is the result of lower lease operating costs, partially offset by the addition of accretion, an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 17% lower, or approximately $31,500 less during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in lease operating costs is the result of the sale of two properties.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $10,900 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3.  Depletion  expense  increased  to $9,000  for  the  nine  months  ended
    September  30,  2003  from $7,000 for the same period  in  2002.   This
    represents an increase of 29%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to decrease net income for the nine months ended September 30, 2002 by $3,000(See Note 4 of the notes to the financial statements). The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $.94 applied to 9,500 BOE as compared to $.66 applied to 10,600 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $159,604, a long term liability of approximately $139,208 and a gain of approximately $20,396 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $138,450. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $8,939 offset by accretion expense of $8,181. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $3,700 in the nine months ended September 30, 2003 as compared to approximately $(7,300) in the nine months ended September 30, 2002. The principle source of the 2003 cash flow from operating activities was operations.

Cash flows used in investing activities were approximately $3,200 in the nine months ended September 30, 2003 as compared to approximately $9,900 in the nine months ended September 30, 2002. The principle use of the 2003 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $4 in the nine months ended September 30, 2003 as compared to approximately $70 in the nine months ended September 30, 2002.

There were no distributions during the nine months ended September 30, 2003 and 2002.

Since inception of the Partnership, cumulative cash distributions of $2,827,732 have been made to the partners. As of September 30, 2003, $2,602,574 or $248.24 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $25,500 in working capital. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation
described  above  that occurred during the Partnership's last fiscal quarter  that  has
materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

             CERTIFICATION PURSUANT TO             Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-A, L.P.