Form 10-Q
period 2004-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2004-11-15
CIK 859905

1 of 5
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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

         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


                Southwest Oil and Gas Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  34,911    4,004
  Receivable  from  Managing     47,641    39,447
General Partner
                                 --------  --------
                                 ------    -----
  Total current assets           82,552    43,451
                                 --------  --------
                                 ------    -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,868,57  3,875,59
                                 7         3
       Less      accumulated
depreciation,
  depletion and amortization     3,635,14  3,628,88
                                 9         6
                                 --------  --------
                                 ------    -----
  Net oil and gas properties     233,428   246,707
                                 --------  --------
                                 ------    -----
                              $  315,980   290,158
                                 ========  =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  592       406
                                 --------  --------
                                 ------    ----

Asset retirement obligation      143,019   138,018
                                 --------  --------
                                 ------    ----

Partners' equity:
 General partner                 (11,365)  (14,055)
 Limited partners                183,734   165,789
                                 --------  --------
                                 ------    ----
  Total partners' equity         172,369   151,734
                                 --------  --------
                                 ------    ----
                              $  315,980   290,158
                                 ========  =======


                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months      Nine Month Ended
                                        Ended
                                    September 30,      September 30,
                                   2004      2003      2004      2003
                                   -----    -----     -----     -----
Revenues
-------------
Oil and Gas                     $ 116,842  83,361    307,271   274,234
Miscellaneous settlement          -        -         250       74
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  116,842  83,361    307,521   274,308
                                  -------  --------  --------  --------
                                  ---      --        --        --
Expenses
------------
Production                        66,222   45,946    175,156   155,624
General and administrative        23,714   24,895    72,248    74,423
Depreciation, depletion and       2,263    3,000     6,263     9,000
amortization
Accretion of asset retirement     2,699    2,612     8,219     8,181
obligation
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  94,898   76,453    261,886   247,228
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income before cumulative      21,944   6,908     45,635    27,080
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -       -        -         -         20,396
See Note 3
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income                      $ 21,944   6,908     45,635    47,476
                                  ======   ======    ======    ======
Net income allocated to:

 Managing General Partner       $ 2,179    892       4,671     5,083
                                  ======   ======    ======    ======
 General Partner                $ 242      99        519       565
                                  ======   ======    ======    ======
 Limited Partners               $ 19,523   5,917     40,445    41,828
                                  ======   ======    ======    ======
  Per limited partner unit      $   1.86        .56
before cumulative effect                             3.86      2.24
  Cumulative effects per          -        -              -
limited partner unit                                           1.75
                                  -------  --------  --------  --------
                                  ---      --        --        --
  Per limited partner unit      $   1.86        .56
                                                     3.86      3.99
                                  ======   ======    ======    ======

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2004      2003
                                         -----     -----
Cash flows from operating activities

 Cash received from oil and gas      $  287,069   267,697
sales
 Cash paid to suppliers                 (235,396  (264,083
                                        )         )
 Miscellaneous settlement               250       74
                                        --------  --------
                                        ----      ----
  Net cash provided by operating        51,923    3,688
activities
                                        --------  --------
                                        ----      ----
Cash flows used in investing
activities
 Additions to oil and gas properties    -         (3,164)
 Sale of equipment                      3,798     -
                                        --------  --------
                                        ----      ----
  Net cash provided by (used in)        3,798     (3,164)
investing activities
                                        --------  --------
                                        ----      ----
Cash flows used in financing
activities
 Distributions to partners              (24,814)  (4)
                                        --------  --------
                                        ----      ----
  Net increase in cash and cash         30,907    520
equivalents

 Beginning of period                    4,004     4,131
                                        --------  --------
                                        ----      ----
 End of period                       $  34,911    4,651
                                        =======   =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                           $  45,635    47,476

Adjustments to reconcile net income
to net
 cash provided by operating
activities
 Depreciation, depletion and            6,263     9,000
amortization
 Accretion of asset retirement          8,219     8,181
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143              -         (20,396)
 Increase in receivables                (20,202)  (6,537)
 Increase (decrease) in payables        12,008    (34,036)
                                        --------  --------
                                        ----      ----
Net cash provided by operating       $  51,923    3,688
activities
                                        =======   =======
Noncash investing and financing
activities:

 Increase in oil and gas properties
- Adoption
  of SFAS No. 143                    $  -         159,604
                                        =======   =======
 Decrease in oil and gas properties
- SFAS No. 143
  Sale of properties                 $  -         8,939
                                        =======   =======
 Decrease in oil and gas properties
- SFAS No. 143
  Plug and abandon wells             $  3,218     -
                                        =======   =======

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil and Gas Income Fund X-A, L.P. was organized under the laws of the state of Delaware on January 29, 1990, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner and Blue Heel Company, a wholly owned subsidiary of Southwest Royalties, Inc., acquired the general partner interest from H.H. Wommack, III. Revenues, costs, and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $159,604, a long term liability of approximately $139,208 and a gain of approximately $20,396 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $143,019. The increase in the balance from January 1, 2004 is due to accretion expense of $8,219, partially offset by the plug and abandonment of wells of $3,218.
                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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


Results of Operations

A. General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Average    price    per  $    39.96             47%
barrel of oil                         27.19
Average  price per  mcf  $     5.53             19%
of gas                                4.66
Oil    production    in     2,406     2,500     (4%)
barrels
Gas production in mcf       3,745     3,300     13%
Oil and gas revenue      $  116,842   83,361    40%
Production expense       $  66,222    45,946    44%
Partnership              $  25,000    -         100%
distributions
Limited         partner  $  22,500    -         100%
distributions
Per  unit  distribution
to limited
 partners                $     2.15        -    100%
Number    of    limited     10,484    10,484
partner units


Revenues

The Partnership's oil and gas revenues increased to $116,842 from $83,361 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 40%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 47%, or $12.77 per barrel, resulting in an increase of approximately $30,700 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 82% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $.87 per mcf, resulting in an increase of approximately $3,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $34,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 94 barrels or 4% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $2,600 in revenues.

    Gas production increased approximately 445 mcf or 13% during the same period, resulting in an increase of approximately $2,100 in revenues.

    The  net total decrease in revenues due to the change in production  is
    approximately  $500.   The  increase in  gas  volumes  is  due  to  the
    reactivation of a gas well.

Costs and Expenses

Total costs and expenses increased to $94,898 from $76,453 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 24%. The increase is the result of higher lease operating costs and accretion expense, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 44% higher, or approximately $20,300 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The increase in lease operating costs are due to surface repairs and salt water disposal costs on a producing property.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,200 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

3. Depletion expense decreased to $2,263 for the quarter ended September 30, 2004 from $3,000 for the same period in 2003. This represents a decrease of 23%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.75 applied to 3,030 BOE as compared to $.98 applied to 3,050 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4. Accretion expense increased to $2,699 for the quarter ended September 30, 2004 from $2,612 for the same period in 2003. This represents an increase of 3%.





B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    35.33             25%
barrel of oil                         28.18
Average  price per  mcf  $     5.72             9%
of gas                                5.27
Oil    production    in     7,076     7,900     (10%)
barrels
Gas production in mcf       10,015    9,800     2%
Oil and gas revenue      $  307,271   274,234   12%
Production expense       $  175,156   155,624   13%
Partnership              $  25,000    -         100%
distributions
Limited         partner  $  22,500    -         100%
distributions
Per  unit  distribution
to limited
 partners                $     2.15        -    100%
Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $307,271 from $274,234 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 12%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 25%, or $7.15 per barrel, resulting in an increase of approximately $50,600 in revenues. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 2004 and 81% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.45 per mcf, resulting in an increase of approximately $4,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $55,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 824 barrels or 10% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $23,200 in revenues.

    Gas production increased approximately 215 mcf or 2% during the same period, resulting in an increase of approximately $1,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $22,100.

Costs and Expenses

Total costs and expenses increased to $307,271 from $247,228 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 12%. The increase is the result of higher lease operating costs and accretion expense, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 13% higher, or approximately $19,500 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in lease operating costs are due to surface repairs and salt water disposal costs on a producing property.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,200 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

3. Depletion expense increased to $6,263 for the nine months ended September 30, 2004 from $9,000 for the same period in 2003. This represents a decrease of 30%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.72 applied to 8,745 BOE as compared to $.94 applied to 9,533 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4.  Accretion  expense  increased  to $8,219  for  the  nine  months  ended
    September  30,  2004  from $8,181 for the same period  in  2003.   This
    represents an increase of less than 1%.




Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $51,900 in the nine months ended September 30, 2004 as compared to approximately $3,700 in the nine months ended September 30, 2003.

Cash flows provided by (used in) investing activities were approximately $3,800 in the nine months ended September 30, 2004 as compared to approximately $(3,200) in the nine months ended September 30, 2003. The principle source of the 2004 cash flow from investing activities was the sale of equipment.

Cash flows used in financing activities were approximately $24,800 in the nine months ended September 30, 2004 as compared to approximately $5 in the nine months ended September 30, 2003.

Total distributions during the nine months ended September 30, 2004 were $25,000 of which $22,500 was distributed to the limited partners and $2,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $2.15. There were no distributions during the nine months ended September 30, 2003.

Cumulative cash distributions of $2,853,638 have been made to the partners. As of September 30, 2004, $2,625,889 or $250.47 per limited partner unit has been distributed to the limited partners, representing a 50% return of the capital contributed.

As of September 30, 2004, the Partnership had approximately $82,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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


Date:  November 15, 2004



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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.




             CERTIFICATION PURSUANT TO             Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-A, L.P.