Form 10-Q
period 2005-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2005-05-16
CIK 859905

1 of 5
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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

         The total number of pages contained in this report is 20

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

     Mcf. One thousand cubic feet.

     Net Profits Interest. An agreement whereby the owner receives a specified percentage of the defined net profits from a producing property in exchange for consideration paid. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  27,006    27,554
  Receivable  from  Managing     46,380    45,235
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           73,386    72,789
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,871,01  3,871,05
                                 0         1
       Less      accumulated
depreciation,
  depletion and amortization     3,638,66  3,636,97
                                 0         1
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     232,350   234,080
                                 --------  --------
                                 ----      ----
                              $  305,736   306,869
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  689       554
                                 --------  --------
                                 ----      ----

Asset retirement obligation      146,575   144,360
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (12,421)  (12,242)
 Limited partners                170,893   174,197
                                 --------  --------
                                 ----      ----
  Total partners' equity         158,472   161,955
                                 --------  --------
                                 ----      ----
                              $  305,736   306,869
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2005      2004
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  123,847   94,043
 Other                              -         250
                                    --------  --------
                                    --        --
                                    123,847   94,293
                                    --------  --------
                                    --        --
Expenses
------------
 Production                         59,498    45,712
  Depreciation,  depletion  and     1,689     2,000
amortization
  Accretion of asset retirement     2,541     2,760
obligation
 General and administrative         23,602    23,355
                                    --------  --------
                                    --        --
                                    87,330    73,827
                                    --------  --------
                                    --        --
Net income                       $  36,517    20,466
                                    ======    ======
Net income allocated to:
 Managing General Partner        $  3,439     2,022
                                    ======    ======
 General partner                 $  382       225
                                    ======    ======
 Limited partners                $  32,696    18,219
                                    ======    ======
  Per limited partner unit       $     3.12
                                              1.74
                                    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from sales of oil  $  122,702   92,508
and gas
 Cash paid to suppliers               (83,426)  (69,067)
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     39,276    23,691
activities
                                      --------  --------
                                      --        --
Cash  flows provided by investing
activities:

 Proceeds from sale of equipment      41        1,910
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (40,000)  -
 Increase in distribution payable     135       -
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (39,865)  -
activities
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (548)     25,601
and cash equivalents

 Beginning of period                  27,554    4,004
                                      --------  --------
                                      --        --
 End of period                     $  27,006    29,605
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  36,517    20,466

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     1,689     2,000
amortization
  Accretion  of asset  retirement     2,541     2,760
obligation
 Adjust asset retirement for plug     (326)     -
and
  abandonment wells
 Increase in receivables              (1,145)   (1,535)
 Decrease in payables                 -         -
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  39,276    23,691
activities
                                      ======    ======





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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended March 31, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     2,184     2,450     (11%)
barrels
Gas production in mcf       3,261     2,910     12%
Total BOE                   2,728     2,935     (7%)
Average    price    per  $    47.62             52%
barrel of oil                         31.24
Average  price per  mcf  $     6.08             1%
of gas                                6.01
Oil and gas revenue      $  123,847   94,043    32%
Production expense       $  59,498    45,712    30%
Partnership              $  40,000    -         100%
distributions
Limited         partner  $  36,000    -         100%
distributions
Per  unit  distribution  $     3.43        -    100%
to limited partners

Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $123,847 from $94,043 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 32%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 52%, or $16.38 per barrel, resulting in an increase of approximately $35,800 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 81% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.07 per mcf, resulting in an increase of approximately $200 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $36,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 266 barrels or 11% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in a decrease of approximately $8,300 in revenues.

Gas production increased approximately 351 mcf or 12% during the same period, resulting in an increase of approximately $2,100 in revenues.

The net total decrease in revenues due to the change in production is approximately $6,200. The lower oil volumes is due to mechanical problems on an oil well. The increase in gas production is from a reactivated gas well.

Costs and Expenses

Total costs and expenses increased to $87,330 for the quarter ended March 31, 2005 from $73,827 for the same period in 2004. This represents an increase of 18%. The increase is a result of higher lease operating costs and general administrative expense, partially offset by a decrease in accretion expense and depletion expense.

Lease operating costs and production taxes were 30% higher or approximately $13,800 more during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in lease operating costs is due to well repair work performed on two wells and surface equipment repair on a property.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $1,689 for the quarter ended March 31, 2005 from $2,000 for the same period in 2004. This represents a decrease of 16%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $.62 applied to 2,728 BOE as compared to $.68 applied to 2,935 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,541 for the quarter ended March 31, 2005 from $2,760 for the same period in 2004. This represents a decrease of 8%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, other than the ones noted above, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $39,300 in the quarter ended March 31, 2005 as compared to approximately $23,700 in the quarter ended March 31, 2004.

Cash flows provided by investing activities were approximately $40 in the quarter ended March 31, 2005 as compared to approximately $1,900 in the quarter ended March 31, 2004. The principle source of the 2005 cash flow from investing activities was the sale of equipment.

Total distributions during the quarter ended March 31, 2005 were $40,000 of which $36,000 ($3.43 per unit) was distributed to the limited partners and $4,000 to the general partner. There were no cash flows used in financing activities in the quarter ended March 31, 2004.

The source for the 2005 distributions of $40,000 was oil and gas operations of approximately $39,300 and the change in oil and gas properties of approximately $40, with the balance from available cash on hand at the beginning of the period. There were no distributions during the quarters ended March 31, 2004.

Cumulative cash distributions of $2,935,210 have been made to the general and limited partners. As of March 31, 2005, $2,699,286 or $257.47 per limited partner unit has been distributed to the limited partners, representing a 51% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $72,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  May 16, 2005

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


Date:  May 16, 2005                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005