Form 10-Q
period 2005-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2005-08-15
CIK 859905

18

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  35,239    27,554
  Receivable  from  Managing     64,792    45,235
General Partner
                                 --------  --------
                                 ----      ----
  Total current assets           100,031   72,789
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,871,41  3,871,05
                                 0         1
       Less      accumulated
depreciation,
  depletion and amortization     3,640,80  3,636,97
                                 8         1
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     230,602   234,080
                                 --------  --------
                                 ----      ----
                              $  330,633   306,869
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  521       554
                                 --------  --------
                                 ----      ----

Asset retirement obligation      149,116   144,360
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (9,954)   (12,242)
 Limited partners                190,950   174,197
                                 --------  --------
                                 ----      ----
  Total partners' equity         180,996   161,955
                                 --------  --------
                                 ----      ----
                              $  330,633   306,869
                                 =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  156,992   96,386    280,839   190,429
Other                              -         -         -         250
                                   --------  --------  --------  --------
                                   --        -         ---       ---
                                   156,992   96,386    280,839   190,679
                                   --------  --------  --------  --------
                                   --        -         ---       ---
Expenses
------------
Production                         56,084    63,222    115,582   108,933
Depreciation,  depletion   and     2,148     2,000     3,837     4,000
amortization
Accretion expense                  2,541     2,760     5,082     5,521
General and administrative         23,695    25,178    47,297    48,534
                                   --------  --------  --------  --------
                                   --        -         ---       ---
                                   84,468    93,160    171,798   166,988
                                   --------  --------  --------  --------
                                   --        -         ---       ---
Net income                      $  72,524    3,226     109,041   23,691
                                   ======    =====     ======    ======
Net income allocated to:
 Managing General Partner       $  6,720     471       10,159    2,492
                                   ======    =====     ======    ======
 General Partner                $  747       52        1,129     277
                                   ======    =====     ======    ======
 Limited partners               $  65,057    2,703     97,753    20,922
                                   ======    =====     ======    ======
  Per limited partner unit      $     6.21        .26     9.32
                                                                 2.00
                                   ======    =====     ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from sale of  oil  $  261,282   185,782
and gas
 Cash paid to suppliers               (163,205  (157,467
                                      )         )
 Other                                -         250
                                      --------  --------
                                      --        --
   Net cash provided by operating     98,077    28,565
activities
                                      --------  --------
                                      --        --
Cash    flows   from    investing
activities:

   Addition   to  oil   and   gas     (359)     -
properties
 Proceeds from sale of equipment      -         4,966
                                      --------  --------
                                      --        --
   Net cash (used in) provided by     (359)     4,966
investing activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (90,000)  -
 Decrease in distribution payable     (33)      -
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (90,033)  -
activities
                                      --------  --------
                                      --        --

Net  increase  in cash  and  cash     7,685     33,531
equivalents

Beginning of period                   27,554    4,004
                                      --------  --------
                                      --        --
End of period                      $  35,239    37,535
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  109,041   23,691

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     3,837     4,000
amortization
 Accretion expense                    5,082     5,521
   Change   in  asset  retirement
obligation for plug and
  abandonment wells                   (326)     -
 Increase in receivables              (19,557)  (4,647)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  98,077    28,565
activities
                                      ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     2,741     2,200     25%
barrels
Gas production in mcf       3,559     3,360     6%
Total BOE                     3,334             21%
                                      2,760
Average    price    per  $    47.80             37%
barrel of oil                         34.83
Average  price per  mcf  $     7.30             29%
of gas                                5.68
Oil and gas revenue      $  156,992   96,386    63%
Production expense       $  56,084    63,222    (11%)
Partnership              $  50,000    -         100%
distributions
Limited         partner  $  45,000    -         100%
distributions
Per  unit  distribution  $     4.29        -    100%
to limited partners
Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $156,992 from $96,386 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 63%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 37%, or $12.97 per barrel, resulting in an increase of approximately $35,600 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended June 30, 2005 and 80% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $1.62 per mcf, resulting in an increase of approximately $5,800 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $41,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 541 barrels or 25% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in an increase of approximately $18,800 in revenues.

Gas production increased approximately 199 mcf or 6% during the same period, resulting in an increase of approximately $1,100 in revenues.

The  total  increase  in  revenues  due to  the  change  in  production  is
approximately  $19,900.   The increase in oil  volumes  is  primarily  from
improved performance on two properties.

Costs and Expenses

Total costs and expenses decreased to $84,468 from $93,160 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 9%. The decrease is a result of lower lease operating costs, accretion expense and general and administrative expense, partially offset by an increase in depletion expense.

Lease operating costs and production taxes were 11% lower, or approximately $7,100 less during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The higher lease operating costs in 2004 are from well repairs on one well in the second quarter of 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,500 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense increased to $2,148 for the quarter ended June 30, 2005 from $2,000 for the same period in 2004. This represents an increase of
7%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.64 applied to 3,334 BOE as compared to $.72 applied to 2,780 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,541 for the quarter ended June 30, 2005 from $2,760 for the same period in 2005. This represents a decrease of 8%.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                Six Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     4,925     4,670     5%
barrels
Gas production in mcf       6,820     6,270     9%
Total BOE                     6,062             6%
                                      5,715
Average    price    per  $    47.72             45%
barrel of oil                         32.95
Average  price per  mcf  $     6.72             15%
of gas                                5.83
Oil and gas revenue      $  280,839   190,429   47%
Production expense       $  115,582   108,933   6%
Partnership              $  90,000    -         100%
distributions
Limited         partner  $  81,000    -         100%
distributions
Per  unit  distribution  $     7.73        -    100%
to limited partners
Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $280,839 from $190,429 for the six months ended June 30, 2005 and 2004, respectively, an increase of 47%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 45%, or $14.77 per barrel, resulting in an increase of approximately $72,700 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 2005 as compared to 81% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.89 per mcf, resulting in an increase of approximately $6,100 in income from revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $78,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 255 barrels or 5% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in an increase of approximately $8,400 in revenues.

Gas production increased approximately 550 mcf or 9% during the same period, resulting in an increase of approximately $3,200 in revenues.

The total increase in revenues due to the change in production is approximately $11,600.

Costs and Expenses

Total costs and expenses increased to $171,798 from $166,988 for the six months ended June 30, 2005 and 2004, respectively, an increase of 3%. The increase is a result of higher lease operating costs, partially offset by a decrease in accretion expense, general and administrative expense and depletion expense.

Lease operating costs and production taxes were 6% higher, or approximately $6,600 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,200 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $3,837 for the six months ended June 30, 2005 from $4,000 for the same period in 2004. This represents a decrease of 4%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.63 applied to 6,062 BOE as compared to $.70 applied to 5,715 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $5,082 for the six months ended June 30, 2005 from $5,521 for the same period in 2004. This represents a decrease of 8%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $98,100 in the six months ended June 30, 2005 as compared to approximately $28,600 in the six months ended June 30, 2004.

Cash flows (used in) provided by investing activities were approximately $(360) in the six months ended June 30, 2005 as compared to approximately
$5,000 in the six months ended June 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $90,000 in the six months ended June 30, 2005. There were no cash flows used in financing activities in the six months ended June 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $90,000 of which $81,000 ($7.73 per unit) was distributed to the limited partners and $9,000 to the general partners. There were no distributions during the six months ended June 30, 2004.

The source for the 2005 distributions of $90,000 was oil and gas operations of approximately $98,100 offset by the change in oil and gas properties of approximately $(360), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $2,985,210 have been made to the general and limited partners. As of June 30, 2005, $2,744,286 or $261.76 per limited partner unit has been distributed to the limited partners, representing a 52% return of the capital contributed.

As of June 30, 2005, the Partnership had approximately $99,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005