Form 10-Q
period 2005-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2005-11-14
CIK 859905

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  70,982    27,554
  Receivable  from  Managing     18,444    45,235
General Partner
   New   Mexico  withholding     1,867     -
prepayment
                                 --------  --------
                                 ----      ----
  Total current assets           91,293    72,789
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,865,69  3,871,05
                                 0         1
       Less      accumulated
depreciation,
  depletion and amortization     3,642,54  3,636,97
                                 4         1
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     223,146   234,080
                                 --------  --------
                                 ----      ----
                              $  314,439   306,869
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  602       554
                                 --------  --------
                                 ----      ----

Asset retirement obligation      145,410   144,360
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (11,038)  (12,242)
 Limited partners                179,465   174,197
                                 --------  --------
                                 ----      ----
  Total partners' equity         168,427   161,955
                                 --------  --------
                                 ----      ----
                              $  314,439   306,869
                                 =======   =======











                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months      Nine Month Ended
                                        Ended
                                    September 30,      September 30,
                                   2005      2004      2005      2004
                                   -----    -----     -----     -----
Revenues
-------------
Oil and Gas                     $ 158,557  116,842   439,396   307,271
Other                             -        -         -         250
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  158,557  116,842   439,396   307,521
                                  -------  --------  --------  --------
                                  ---      --        --        --
Expenses
------------
Production                        69,783   66,222    185,366   175,156
Depreciation, depletion and       1,736    2,263     5,573     6,263
amortization
Accretion of asset retirement     2,423    2,699     7,505     8,219
obligation
General and administrative        22,184   23,714    69,480    72,248
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  96,126   94,898    267,924   261,886
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income                      $ 62,431   21,944    171,472   45,635
                                  ======   ======    ======    ======
Net income allocated to:

 Managing General Partner       $ 5,775    2,179     15,934    4,671
                                  ======   ======    ======    ======
 General Partner                $ 642      242       1,770     519
                                  ======   ======    ======    ======
 Limited Partners               $ 56,014   19,523    153,768   40,445
                                  ======   ======    ======    ======
  Per limited partner unit      $   5.34
                                           1.86      14.67     3.86
                                  ======   ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2005      2004
                                         -----     -----
Cash flows from operating activities

 Cash received from oil and gas      $  464,320   299,077
sales
 Cash paid to suppliers                 (255,172  (247,404
                                        )         )
 Miscellaneous settlement               -         250
                                        --------  --------
                                        ----      ----
  Net cash provided by operating        209,148   51,923
activities
                                        --------  --------
                                        ----      ----
Cash flows from investing activities
 Additions to oil and gas properties    (768)     -
 Sale of equipment                      -         3,798
                                        --------  --------
                                        ----      ----
  Net cash (used in) provided by        (768)     3,798
investing activities
                                        --------  --------
                                        ----      ----
Cash flows used in financing
activities
 Distributions to partners              (165,000  (25,000)
                                        )
 Increase in distributions payable      48        186
                                        --------  --------
                                        ----      ----
  Net cash used in financing            (164,952  (24,814)
activities                              )
                                        --------  --------
                                        ----      ----
  Net increase in cash and cash         43,428    30,907
equivalents

 Beginning of period                    27,554    4,004
                                        --------  --------
                                        ----      ----
 End of period                       $  70,982    34,911
                                        =======   =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                           $  171,472   45,635

Adjustments to reconcile net income
to net
 cash provided by operating
activities
 Depreciation, depletion and            5,573     6,263
amortization
 Accretion of asset retirement          7,505     8,219
obligation
 Settlement of ARO for P&A wells        (326)     -
 Decrease (increase) in receivables     24,924    (8,194)
                                        --------  --------
                                        ----      ----
Net cash provided by operating       $  209,148   51,923
activities
                                        =======   =======







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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     2,269     2,406     (6%)
barrels
Gas production in mcf       3,306     3,745     (12%)
Total BOE                   2,820     3,030     (7%)
Average    price    per  $    57.86             45%
barrel of oil                         39.96
Average  price per  mcf  $     8.25             49%
of gas                                5.53
Oil and gas revenue      $  158,557   116,842   36%
Production expense       $  69,783    66,222    5%
Partnership              $  75,000    25,000    200%
distributions
Limited         partner  $  67,500    22,500    200%
distributions
Per  unit  distribution  $     6.44             200%
to limited partners                   2.15
Number    of    limited     10,484    10,484
partner units


Revenues

The Partnership's oil and gas revenues increased to $158,557 from $116,842 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 36%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 45%, or $17.90 per barrel, resulting in an increase of approximately $40,600 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 82% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 49%, or $2.72 per mcf, resulting in an increase of approximately $9,000 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $49,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 137 barrels or 6% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in a decrease of approximately $5,500 in revenues.

Gas production decreased approximately 439 mcf or 12% during the same period, resulting in a decrease of approximately $2,400 in revenues.

The total decrease in revenues due to the change in production is approximately $7,900. The decrease in gas volumes is due to a production decline on one well.

Costs and Expenses

Total costs and expenses increased to $96,126 from $94,898 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 1%. The increase is the result of higher lease operating costs, partially offset by a decrease in accretion expense, depletion expense and general and administrative expense.

Lease operating costs and production taxes were 5% higher, or approximately $3,600 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,500 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense decreased to $1,736 for the quarter ended September 30, 2005 from $2,263 for the same period in 2004. This represents a decrease of 23%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.62 applied to 2,820 BOE as compared to $.75 applied to 3,030 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $2,423 for the quarter ended September 30, 2005 from $2,699 for the same period in 2004. This represents a decrease of 10%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     7,194     7,076     2%
barrels
Gas production in mcf       10,126    10,015    1%
Total BOE                   8,882     8,745     2%
Average    price    per  $    50.92             44%
barrel of oil                         35.33
Average  price per  mcf  $     7.22             26%
of gas                                5.72
Oil and gas revenue      $  439,396   307,271   43%
Production expense       $  185,366   175,156   6%
Partnership              $  165,000   25,000    560%
distributions
Limited         partner  $  148,500   22,500    560%
distributions
Per  unit  distribution  $    14.16             560%
to limited partners                   2.15
Number    of    limited     10,484    10,484
partner units

Revenues

The Partnership's oil and gas revenues increased to $439,396 from $307,271 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 43%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 44%, or $15.59 per barrel, resulting in an increase of approximately $112,200 in revenues. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 2005 and 81% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $1.50 per mcf, resulting in an increase of approximately $15,200 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $127,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 118 barrels or 2% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $4,200 in revenues.

Gas production increased approximately 111 mcf or 1% during the same period, resulting in an increase of approximately $600 in revenues.

The total increase in revenues due to the change in production is approximately $4,800.

Costs and Expenses

Total costs and expenses increased to $267,924 from $261,886 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 2%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense, accretion expense and general and administrative expense.

Lease operating costs and production taxes were 6% higher, or approximately $10,200 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $2,800 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $5,573 for the nine months ended September 30, 2005 from $6,263 for the same period in 2004. This represents a decrease of 11%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.63 applied to 8,882 BOE as compared to $.72 applied to 8,745 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion  expense decreased to $7,505 for the nine months ended  September
30,  2005  from  $8,219  for the same period in 2004.   This  represents  a
decrease of 9%.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $209,100 in the nine months ended September 30, 2005 as compared to approximately $51,900 in the nine months ended September 30, 2004.

Cash flows (used in) provided by investing activities were approximately $(800) in the nine months ended September 30, 2005 as compared to approximately $3,800 in the nine months ended September 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $165,000 in the nine months ended September 30, 2005 as compared to approximately $24,800 in the nine months ended September 30, 2004.

Total distributions during the nine months ended September 30, 2005 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $14.16. Total distributions during the nine months ended September 30, 2004 were $25,000 of which $22,500 was distributed to the limited partners and $2,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $2.15.

The  source  for  the  2005  distributions of  $165,000  was  oil  and  gas operations of approximately $209,100 offset by the change in oil and gas properties of approximately $(800), resulting in excess cash for contingencies or subsequent distributions. The source for the 2004 distributions of $25,000 was oil and gas operations of approximately $51,900 and the change in oil and gas properties of approximately $3,800, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $3,060,210 have been made to the general and limited partners. As of September 30, 2005, $2,811,786 or $268.20 per limited partner unit has been distributed to the limited partners, representing a 54% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $90,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005