Form 10-K
period 2005-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2006-03-30
CIK 859905

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                      limited partnership interests

Indicate  by check mark if the registrant is a well-known seasoned  issuer,
as defined in Rule 405 of the Securities Act.       Yes     No  X

Indicate  by  check mark if the registrant is not required to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large  accelerated filer [   ]      Accelerated  filer   [    ]       Non-
 accelerated filer  [X]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

 1.  Business                                                            5

1B.  Unresolved Staff Comments                                           7

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         15

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

9A.  Controls and Procedures                                            31

9B.  Other Information                                                  31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             32

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33

14.  Principal Accountant Fees and Services                             33

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         34

     Signatures                                                         35

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

     Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment.

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

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in New Mexico and Texas. During 2005, 82% of the Partnership's revenues were derived from the sale of oil production and 18% were derived from gas production. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Environmental Matters

The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2006. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.   Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico, Duval, Hockley, Midland and Ward Counties of Texas. These properties consist of various interests in approximately 93 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------     ----
                           ---------          ----
                      Produci    Nonprod     Undevel    Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------     ----
                       -----       ----       ----
Oil (Bbls)            128,000     -           -           128,000
Gas (Mcf)             121,000     -           -           121,000
Total (BOE)           148,000     -           -           148,000

Standardized  measure
of discounted
   future  net   cash                                     $2,252,
flows                                                   000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                   Proved Reserves
               -----------------------
               -----------------------
                      ----------
                                 Total    Percen
                                  Oil      t of
                Oil      Gas     Equiva   Total
                                  lent     Oil
               (Bbls    (Mcf)    (BOE)    Equiva
                 )                         lent
               -----    -----    ------   ------
               -----    -----    ------   ------
                ---       -       ---      ---

 Slaughter     55,00    -        55,000   37.2%
               0
 Anita         41,00    4,000    42,000   28.4%
               0
 Lovington NE  5,000    55,00    14,000   9.5%
                        0
 Rhoda Walker  7,000    32,00    12,000   8.1%
                        0
 Other         20,00    30,00    25,000   16.8%
               0        0
               -----    -----    ------   ------
               -----    -----    ------   ------
               -        --                -
 Total         128,0    121,0    148,00   100.0%
               00       00       0
               =====    =====    ======   ======
               =        ==       =        ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $56.45 per Bbl of oil and natural gas liquids and $11.38 per Mcf of gas, as compared to $39.83 per Bbl of oil and $5.76 per Mcf of gas as of December 31, 2004.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005, there were 559 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $240,000 with $216,000 ($20.60 per unit) distributed to the limited partners and $24,000 to the general partners.

The Managing General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Bank One, a division of JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion under the partnership agreement. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005      68          13.95
February 2005      -              -
 March 2005        -              -
 April 2005       41          22.53
  May 2005         -              -
  June 2005        -              -
  July 2005       50          33.26
 August 2005       -              -
  September        -              -
    2005
October 2005       -            -
November 2005      -              -
December 2005      -              -
              --------        -------
                            ---
   TOTALS        159         $ 22.23
               =====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 should be read in conjunction with the financial statements included in Item 8:

                                       Years ended December 31,
                            ----------------------------------------------
                                               --------

                              2005      2004      2003     2002      2001
                             ------    -----     -----    -----     -----
Revenues                  $ 581,981   428,701   372,077  312,150   346,930

Net income (loss) before
cumulative
  effect  of  accounting    216,857   76,793    38,355   (27,700   8,927
change                                                   )

Net income (loss)           216,857   76,793    58,751   (30,700   8,927
                                                         )

Partners' share
 of net income (loss):

General partners            22,428    8,488     7,175    (1,770)   2,092

Limited partners            194,429   68,305    51,576   (28,930   6,834
                                                         )

Limited  partners'   net
income (loss)
    per    unit   before
cumulative effect
 of accounting change        18.55      6.52      3.17               .65
                                                         (2.47)

Limited partners'
  net income (loss)  per     18.55      6.52      4.92               .65
unit                                                     (2.76)

Limited partners'
  cash distributions per     20.60      5.71                  -
unit                                            .08                5.15

Total assets              $ 300,193   306,869   290,158  113,662   131,713

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

                               Years Ended December 31,
                               2005      2004      2003
                              ------    ------   --------
                                                  -----
Oil production in            9,221     9,282     10,300
barrels
Gas production in mcf        13,186    13,310    13,200
Total (BOE)                  11,419    11,500    12,500
Average price per barrel  $    51.79     37.43
of oil                                           28.34
Average price per mcf of  $     7.92      6.09
gas                                              5.07
Partnership               $  240,000   66,572    906
distributions
Limited partner           $  216,000   59,897    815
distributions
Per unit distribution to  $    20.60      5.71        .08
limited partners
Number of limited            10,484    10,484    10,484
partner units

Operating Results
The following discussion compares our results for the year ended December 31, 2005 to the two previous years. All references to 2005, 2004 and 2003 within this section refer to the respective annual periods.

Oil and gas operating results
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2005 to 2004, oil and gas sales increased $153,600, of which price variances accounted for a $156,600 increase and production variances accounted for a $3,000 decrease. Comparing 2004 to 2003, oil and gas sales increased $69,600, of which price variances accounted for a $97,900 increase and production variances accounted for a $28,300 decrease.

Production in 2005 (on a BOE basis) was 1% lower than 2004 and 9% lower than 2003. Our oil production and our gas production were both 1% lower in 2005 than 2004 due primarily to normal production declines.

In 2005, our realized oil price was 38% higher than 2004 and 83% higher than 2003, while our realized gas price was 30% higher than 2004 and 56% higher than 2003. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $20.87 per BOE in 2004 and $17.30 per BOE in 2003 to $22.44 per BOE in 2005. The increase in oil and gas production costs in 2005 was primarily due to increased production tax costs related to higher product prices. It is likely that these factors will continue to contribute to higher production costs in future periods.

Depletion  on  a  BOE  basis decreased 8% from  2004  and  37%  from  2003.
Comparing 2005 to 2004, depletion expense decreased $700, of which rate variances accounted for a $600 decrease and production variances accounted for a $100 decrease. Comparing 2004 to 2003, depletion expense decreased $4,900, of which rate variances accounted for a $3,900 decrease and production variances accounted for a $1,000 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2006 are expected to be similar to the 2005 rates.

General and administrative ("G&A") expenses were 4% lower than 2004 and 3% lower than 2003 due primarily to lower engineering fees and lower annual report printing fees.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2005 were $240,000, of which $216,000 was distributed to the limited partners and $24,000 to the general partners. Cumulative cash distributions of
$3,135,210 have been made to the general and limited partners as of December 31, 2005. As of December 31, 2005, $2,879,286 or $274.64 per
limited partner unit has been distributed to the limited partners, representing 55% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2005 was 183% higher than 2004 due to the combined effects of several drivers. The positive benefits of a 36% increase in oil and gas sales, driven primarily by higher oil and gas prices, were offset in part by increases in production costs. Our only use in financing activities is the distribution to partners which was 261% higher than 2004.

As of December 31, 2005, the Partnership had approximately $74,200 working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 17

Balance Sheets                                                          18

Statements of Operations                                                19

Statement of Changes in Partners' Equity                                20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           23

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Oil & Gas Income Fund X-A, L.P.
(A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-A, L.P. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-A, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 30, 2006

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2005 and 2004

                                   2005      2004
                                  -----     -----
Assets
--------

Current assets:
 Cash and cash equivalents    $  42,248    27,554
  Receivable  from  Managing     26,890    45,235
General Partner
 Other                           5,025     -
                                 --------  --------
                                 ----      ----
  Total current assets           74,163    72,789
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,870,42  3,871,05
                                 6         1
       Less      accumulated
depreciation,
  depletion and amortization     3,644,39  3,636,97
                                 6         1
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     226,030   234,080
                                 --------  --------
                                 ----      ----
                              $  300,193   306,869
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Current liabilities:
 Distributions payable        $  -         554
                                 --------  --------
                                 ----      ----

Asset retirement obligation      161,381   144,360
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (13,814)  (12,242)
 Limited partners                152,626   174,197
                                 --------  --------
                                 ----      ----
  Total partners' equity         138,812   161,955
                                 --------  --------
                                 ----      ----
                              $  300,193   306,869
                                 =======   =======











                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2005, 2004 and 2003

                                       2005      2004      2003
                                      -----      -----     -----
Revenues
-------------
 Oil and gas income               $  581,981   428,451   358,850
 Other                               -         250       13,227
                                     --------  --------  --------
                                     ---       ---       ---
                                     581,981   428,701   372,077
                                     --------  --------  --------
                                     ---       ---       ---
Expenses
------------
 Production                          256,245   240,000   216,244
   Depreciation,  depletion  and     7,425     8,085     13,000
amortization
 Accretion expense                   10,796    9,560     10,736
 General and administrative          90,658    94,263    93,742
                                     --------  --------  --------
                                     ---       ---       ---
                                     365,124   351,908   333,722
                                     --------  --------  --------
                                     ---       ---       ---
Net   income  before  cumulative
effect
 of accounting change                216,857   76,793    38,355

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See      -         -         20,396
Note 3
                                     --------  --------  --------
                                     ---       ---       ---
Net income                        $  216,857   76,793    58,751
                                     ======    ======    ======
Net income allocated to:
 Managing General Partner         $  20,185    7,639     6,458
                                     ======    ======    ======
 General Partner                  $  2,243     849       717
                                     ======    ======    ======
 Limited partners                 $  194,429   68,305    51,576
                                     ======    ======    ======
    Per   limited  partner  unit  $    18.55     6.52
before cumulative effect                                 3.17
   Cumulative effect per limited     -         -           1.75
partner unit
                                     --------  --------  --------
                                     ---       ---       ---
  Per limited partner unit        $    18.55     6.52
                                                         4.92
                                     ======    ======    ======











                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2005, 2004 and 2003

                            General   Limited
                            Partners  Partners   Total
                            --------  --------  --------
                              ----      ----
Balance at December 31,  $  (21,139)  115,028   93,889
2002

 Net income                 7,175     51,576    58,751

 Distributions              (91)      (815)     (906)
                            --------  --------  --------
                            --        --        --
Balance at December 31,     (14,055)  165,789   151,734
2003

 Net income                 8,488     68,305    76,793

 Distributions              (6,675)   (59,897)  (66,572)
                            --------  --------  --------
                            --        --        --
Balance at December 31,     (12,242)  174,197   161,955
2004

 Net income                 22,428    194,429   216,857

 Distributions              (24,000)  (216,000  (240,000
                                      )         )
                            --------  --------  --------
                            --        --        --
Balance at December 31,  $  (13,814)  152,626   138,812
2005
                            ======    ======    ======




























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                        2005      2004      2003
                                       -----     -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  595,323   419,445   300,040
sales
   Cash   paid   for   production
expense, administrative
     fees    and   general    and     (353,642  (334,263  (309,986
administrative overhead               )         )         )
 Miscellaneous settlement             -         250       13,227
                                      --------  --------  --------
                                      --        --        --
   Net cash provided by operating     241,681   85,432    3,281
activities
                                      --------  --------  --------
                                      --        --        --
Cash    flows   from    investing
activities:

   Additions  to  oil   and   gas     -         -         (2,910)
properties
 Sale of oil and gas equipment        13,589    4,542     412
                                      --------  --------  --------
                                      --        --        --
   Net cash provided by (used in)     13,589    4,542     (2,498)
investing activities
                                      --------  --------  --------
                                      --        --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (240,000  (66,572)  (906)
                                      )
     (Decrease)    increase    in     (576)     148       (4)
distributions payable
                                      --------  --------  --------
                                      --        --        --
   Net  cash  used  in  financing     (240,576  (66,424)  (910)
activities                            )
                                      --------  --------  --------
                                      --        --        --
Net  increase (decrease) in  cash     14,694    23,550    (127)
and cash equivalents

 Beginning of year                    27,554    4,004     4,131
                                      --------  --------  --------
                                      --        --        --
 End of year                       $  42,248    27,554    4,004
                                      ======    ======    ======
                                                          (continu
                                                          ed)

                 Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
         Years ended December 31, 2005, 2004 and 2003 (continued)

                                        2005      2004      2003
                                       -----     -----     -----
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  216,857   76,793    58,751

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     7,425     8,085     13,000
amortization
 Accretion expense                    10,796    9,560     10,736
 Settlement of ARO for P&A wells      (6,739)   -         -
  Cumulative effect of change  in     -         -         (20,396)
accounting principle
     Decrease    (increase)    in     13,342    (9,006)   (39,447)
receivables
 Decrease in payables                 -         -         (19,363)
                                      --------  --------  --------
                                      --        --        -
Net  cash  provided by  operating  $  241,681   85,432    3,281
activities
                                      ======    ======    =====
Noncash investing and financing
activities:
   Increase   in  oil   and   gas
properties
  Adoption of SFAS No. 143         $  -         -         159,604
                                      ======    ======    =====
  Increase (decrease) in oil  and
gas properties -
  SFAS No. 143                     $  12,964    -         (8,938)
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2005, 2004 and 2003 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Revenue Recognition
     The Partnership recognizes oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2005 and 2004, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2005 and 2004 is $118,213 and $113,248, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2005, 2004 and 2003 there were 10,484 limited partner units outstanding held by 559, 566 and 566 partners.

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

     Net Income per limited partnership unit
     The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

3.   Asset Retirement Obligations
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of $159,604, a long term liability of $139,208 and a gain of $20,396 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

     Changes in abandonment obligations for 2005 and 2004 are as follows:

                                        2005     2004
                                       -------  -------
Beginning of year                   $  144,360  138,018
Reduction  of obligations  due  to     (6,739)  (3,218)
wells plugged and abandoned
Accretion expense                      10,796   9,560
Revisions of previous estimates        12,964   -
                                       -------  -------
                                       -------  -----
End of year                         $  161,381  144,360
                                       =======  =======
                                       =

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

     As of December 31, 2005, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to, other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $39,900, $36,200 and $37,700 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $78,000 during 2005, 2004 and 2003, as an administrative fee, for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $26,900 and $45,200 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2005 and 2004, respectively.

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

     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----      ----
Total Proved -

January 1, 2003               102,000   70,000

   Revisions   of   previous  9,000     23,000
estimates
 Production                   (10,000)  (13,000)
                              --------  --------
                              --        --
December 31, 2003             101,000   80,000

   Revisions   of   previous  7,000     135,000
estimates
 Production                   (9,000)   (13,000)
                              --------  --------
                              --        --
December 31, 2004             99,000    202,000

   Revisions   of   previous  38,000    (68,000)
estimates
 Production                   (9,000)   (13,000)
                              --------  --------
                              --        --
December 31, 2005             128,000   121,000
                              ======    ======
Proved developed reserves -
December 31, 2003             101,000   80,000
                              ======    ======
December 31, 2004             99,000    202,000
                              ======    ======
December 31, 2005             128,000   121,000
                              ======    ======


     Net revisions of 27,000 BOE in 2005 consisted of approximately 25,000 MBOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 2,000 MBOE attributable to well performance primarily from properties in the Anita field of West Texas. Net revisions of 30,000 BOE in 2004 consisted of upward revisions attributable to well performance primarily from properties in the Lovington NE field of New Mexico.

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average oil price of $56.45, $39.83 and $29.84 per barrel, respectively.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average natural gas price of $11.38, $5.76 and $5.77 per Mcf, respectively.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:

                                   2005      2004      2003
                                  -----     -----     -----

Future cash inflows           $  8,583,00  5,119,00  3,478,00
                                 0         0         0
Production, development and
 abandonment costs               4,011,00  2,621,00  1,734,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
Future net cash flows            4,572,00  2,498,00  1,744,00
                                 0         0         0
10%   annual  discount   for
estimated
 timing of cash flows            2,320,00  1,279,00  868,000
                                 0         0
                                 --------  --------  --------
                                 ----      ----      ----
Standardized   measure    of
discounted
 future net cash flows        $  2,252,00  1,219,00  876,000
                                 0         0
                                 =======   =======   =======

     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                   2005      2004      2003
                                  -----     -----     -----
Sales   of   oil   and   gas
produced,
 net of production costs      $  (326,000  (188,000  (143,000
                                 )         )         )
Changes   in   prices    and     778,000   191,000   81,000
production costs
Changes of production rates
 (timing) and others             54,000    (19,000)  (114,000
                                                     )
Revisions of previous
 quantities estimates            405,000   271,000   98,000
Accretion of discount            122,000   88,000    87,000
Discounted future net
 cash flows -
Beginning of year                1,219,00  876,000   867,000
                                 0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  2,252,00  1,219,00  876,000
                                 0         0
                                 =======   =======   =======

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2005
 Total revenues             $ 123,847   156,992   158,557   142,585
 Total expenses               87,330    84,468    96,126    97,200
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 36,517    72,524    62,431    45,385
                              =======   =======   =======   =======

  Net  income per  limited  $   3.12
partners unit                           6.21      5.34      3.88
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

CLAYTON W. WILLIAMS, age 74, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 54, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 51, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 50, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 69, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 49, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partners received $78,000 during 2005, 2004 and 2003 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

Through repurchase offers to the limited partners, the Managing General Partner owns 348.5 limited partner units, a 3.0% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 13.0%.

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

Item 13.  Certain Relationships and Related Transactions

In 2005, the Managing General Partner received $78,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $39,900 for administrative overhead attributable to operating such properties during 2005.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December     2005      2004
             31,
                               -------    ------
Audit Fees                     $13,303   $
                                         12,865
Audit Related Fees                  -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------    ------
                               -----     -----
    TOTAL                      $13,303   $
                                         12,865
                                ======
                                         ======

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


                          Date:  March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 30, 2006                     Date:     March 30, 2006




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 30, 2006

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


Date:  March 30, 2006              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  March 30, 2006              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   March 30, 2006


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

                                   March 30, 2006