Form 10-Q
period 2006-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2006-05-15
CIK 859905

1 of 19
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ___        Accelerated filer ___         Non-
accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes__ No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

         The total number of pages contained in this report is 19

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-A, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------
Current assets:
 Cash and cash equivalents    $  39,101    42,248
  Receivable  from  Managing     26,661    26,890
General Partner
 Other                           6,950     5,025
                                 --------  --------
                                 ----      ----
  Total current assets           72,712    74,163
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,870,70  3,870,42
                                 4         6
       Less      accumulated
depreciation,
  depletion and amortization     3,646,22  3,644,39
                                 0         6
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     224,484   226,030
                                 --------  --------
                                 ----      ----
                              $  297,196   300,193
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  164,737   161,381
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (14,267)  (13,814)
 Limited partners                146,726   152,626
                                 --------  --------
                                 ----      ----
  Total partners' equity         132,459   138,812
                                 --------  --------
                                 ----      ----
                              $  297,196   300,193
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2006      2005
                                     -----     -----
Revenues
-------------
 Oil and gas                     $  143,158   123,847
                                    --------  --------
                                    --        --

Expenses
------------
 Production                         49,930    59,498
  Depreciation,  depletion  and     1,824     1,689
amortization
  Accretion of asset retirement     3,356     2,541
obligation
 General and administrative         24,401    23,602
                                    --------  --------
                                    --        --
                                    79,511    87,330
                                    --------  --------
                                    --        --
Net income                       $  63,647    36,517
                                    ======    ======
Net income allocated to:
 Managing General Partner        $  5,892     3,439
                                    ======    ======
 General partner                 $  655       382
                                    ======    ======
 Limited partners                $  57,100    32,696
                                    ======    ======
  Per limited partner unit       $     5.45      3.12
                                    ======    ======




















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from sales of oil  $  141,462   122,702
and gas
 Cash paid to suppliers               (74,331)  (83,426)
                                      --------  --------
                                      --        --
   Net cash provided by operating     67,131    39,276
activities
                                      --------  --------
                                      --        --
Cash    flows   from    investing
activities:

   Additions  of  oil   and   gas     (278)     -
properties
 Proceeds from sale of equipment      -         41
                                      --------  --------
                                      --        --
   Net cash (used in) provided by     (278)     41
investing activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (70,000)  (40,000)
 Increase in distribution payable     -         135
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (70,000)  (39,865)
activities
                                      --------  --------
                                      --        --
Net  decrease  in cash  and  cash     (3,147)   (548)
equivalents

 Beginning of period                  42,248    27,554
                                      --------  --------
                                      --        --
 End of period                     $  39,101    27,006
                                      ======    ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $  63,647    36,517

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     1,824     1,689
amortization
  Accretion  of asset  retirement     3,356     2,541
obligation
  Settlement of asset  retirement
obligations for
  plugged and abandoned wells         -         (326)
 Increase in receivables              (1,696)   (1,145)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  67,131    39,276
activities
                                      ======    ======




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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2006, and for the three months ended March 31, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the three months ended March 31, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  161,381  144,360
Settlement   of  obligations   for     -        (326)
plugged and abandoned wells
Accretion expense                      3,356    2,541
                                       -------  -------
                                       -------  -----
End of year                         $  164,737  146,575
                                       =======  =======
                                       =

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2006 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Three Months Ended
                                 March 31,
                               2006      2005
                              ------    ------
Oil production in            2,065     2,184
barrels
Gas production in mcf        3,063     3,261
Total (BOE)                  2,576     2,728
Average price per barrel  $    57.92
of oil                                 47.62
Average price per mcf of  $     7.69
gas                                    6.08
Partnership               $  70,000    40,000
distributions
Limited partner           $  63,000    36,000
distributions
Per unit distribution to  $     6.01
limited partners                       3.43
Number of limited            10,484    10,484
partner units

Operating Results
The following discussion compares our results for the quarters ended March 31, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $19,300, of which price variances accounted for a $26,200 increase and production variances accounted for a $6,900 decrease.

Production  in  2006  (on a BOE basis) was 6% lower  than  2005.   Our  oil
production decreased 5% and our gas production decreased 6% in 2006 due primarily to normal production declines.

In 2006, our realized oil price was 22% higher than 2005, while our realized gas price was 26% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $21.81 per BOE in 2005 to $19.39 per BOE in 2006. The decrease in oil and gas production costs in 2006 was due primarily to surface equipment repairs on one property and well repairs on another property performed in 2005.

Expenses
Depletion on a BOE basis increased 14% in 2006. Comparing 2006 to 2005, depletion expense increased $100, of which rate variances accounted for a $200 increase and production variances accounted for a $100 decrease.

Accretion expense increased 32% in 2006 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 3% higher in 2006 as compared to 2005.

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2006 were $70,000, of which $63,000 was distributed to the limited partners and $7,000 to the general partners. Cumulative cash distributions of $3,205,210 have been made to the general and limited partners as of March 31, 2006. As of March 31, 2006, $2,942,286 or $280.65 per limited partner unit has been distributed to the limited partners, representing 56% of contributed capital.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a significant effect on the partnership.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  May 15, 2006

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


Date:  May 15, 2006                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  May 15, 2006                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   May 15, 2006


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

                                   May 15, 2006