Form 10-Q
period 2006-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2006-11-13
CIK 859905

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
--------

Current assets:
 Cash and cash equivalents    $  14,836    42,248
  Receivable  from  Managing     18,540    26,890
General Partner
 Distribution receivable         22        22
 Prepaids                        7,217     5,003
                                 --------  --------
                                 ----      ----
  Total current assets           40,615    74,163
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       3,864,97  3,870,42
                                 9         6
       Less      accumulated
depreciation,
  depletion and amortization     3,649,51  3,644,39
                                 7         6
                                 --------  --------
                                 ----      ----
  Net oil and gas properties     215,462   226,030
                                 --------  --------
                                 ----      ----
                              $  256,077   300,193
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  149,160   161,381
                                 --------  --------
                                 ----      ----

Partners' equity (deficit):
 General partners                (16,476)  (13,814)
 Limited partners                123,393   152,626
                                 --------  --------
                                 ----      ----
  Total partners' equity         106,917   138,812
                                 --------  --------
                                 ----      ----
                              $  256,077   300,193
                                 =======   =======














                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Operations
                                (unaudited)

                                    Three Months      Nine Month Ended
                                        Ended
                                    September 30,      September 30,
                                   2006      2005      2006      2005
                                   -----    -----     -----     -----
Revenues
-------------
Oil and Gas                     $ 115,407  158,557   433,297   439,396
Interest                          57       -         57        -
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  115,464  158,557   433,354   439,396
                                  -------  --------  --------  --------
                                  ---      --        --        --
Expenses
------------
Production                        57,807   69,783    188,503   185,366
Depreciation, depletion and       1,415    1,736     5,121     5,573
amortization
Accretion of asset retirement     3,126    2,423     9,985     7,505
obligation
General and administrative        24,547   22,184    78,105    69,480
                                  -------  --------  --------  --------
                                  ---      --        --        --
                                  86,895   96,126    281,714   267,924
                                  -------  --------  --------  --------
                                  ---      --        --        --
Net income                      $ 28,569   62,431    151,640   171,472
                                  ======   ======    ======    ======
Net income allocated to:

 Managing General Partner       $ 2,699    5,775     14,108    15,934
                                  ======   ======    ======    ======
 General Partner                $ 300      642       1,568     1,770
                                  ======   ======    ======    ======
 Limited Partners               $ 25,570   56,014    135,964   153,768
                                  ======   ======    ======    ======
  Per limited partner unit      $   2.44     5.34     12.97     14.67
                                  ======   ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil and Gas Income Fund X-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2006      2005
                                         -----     -----
Cash flows from operating activities

 Cash received from oil and gas      $  439,433   464,320
sales
 Cash paid to suppliers                 (288,814  (255,172
                                        )         )
 Interest                               57        -
                                        --------  --------
                                        ----      ----
  Net cash provided by operating        150,676   209,148
activities
                                        --------  --------
                                        ----      ----
Cash flows from investing activities
 Additions to oil and gas properties    -         (768)
 Sale of equipment                      5,447     -
                                        --------  --------
                                        ----      ----
  Net cash provided by (used in)        5,447     (768)
investing activities
                                        --------  --------
                                        ----      ----
Cash flows from financing activities
 Distributions to partners              (183,535  (165,000
                                        )         )
 Increase in distributions payable      -         48
                                        --------  --------
                                        ----      ----
  Net cash used in financing            (183,535  (164,952
activities                              )         )
                                        --------  --------
                                        ----      ----
  Net (decrease) increase in cash       (27,412)  43,428
and cash equivalents

 Beginning of period                    42,248    27,554
                                        --------  --------
                                        ----      ----
 End of period                       $  14,836    70,982
                                        =======   =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                           $  151,640   171,472

Adjustments to reconcile net income
to net
 cash provided by operating
activities
 Depreciation, depletion and            5,121     5,573
amortization
 Accretion of asset retirement          9,985     7,505
obligation
 Settlement of asset retirement
obligations
  for plugged and abandoned wells       (22,206)  (326)
 Decrease in receivables                6,136     24,924
                                        --------  --------
                                        ----      ----
Net cash provided by operating       $  150,676   209,148
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                Southwest Oil & Gas Income Fund X-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 31, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  161,381  144,360
Settlement   of  obligations   for     (22,206  (326)
plugged and abandoned wells            )
Non-cash reduction of obligations      -        (6,129)
Accretion expense                      9,985    7,505
                                       -------  -------
                                       -------  -----
End of period                       $  149,160  145,410
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            1,288     2,269
barrels
Gas production in mcf        2,553     3,306
Total (BOE)                  1,714     2,820
Average price per barrel  $    72.91
of oil                                 57.86
Average price per mcf of  $     8.42
gas                                    8.25
Partnership               $  40,000    75,000
distributions
Limited partner           $  36,000    67,500
distributions
Per unit distribution to  $     3.43
limited partners                       6.44
Number of limited            10,484    10,484
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $43,200, of which price variances accounted for a $19,800 increase and production variances accounted for a $63,000 decrease.

Production in 2006 (on a BOE basis) was 39% lower than 2005. Our oil production in 2006 was 43% lower than 2005 due primarily to two wells that were not producing as a result of mechanical problems and due to production decline on a property. Our gas production decreased 23% in 2006 due primarily to production declines on several properties.

In 2006, our realized oil price was 26% higher than 2005, while our realized gas price was 2% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $24.75 per BOE in 2005 to $33.74 per BOE in 2006. This increase was the result of production costs reduction of 17% while the volume reduction was 39%.

Expenses
Depletion on a BOE basis increased 34% in 2006. Comparing 2006 to 2005, depletion expense decreased $300, of which rate variances accounted for a $400 increase and production variances accounted for a $700 decrease

Accretion expense increased 29% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 11% higher in 2006 as compared to 2005. The increase in G&A expenses was primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            5,808     7,194
barrels
Gas production in mcf        8,165     10,126
Total (BOE)                  7,169     8,882
Average price per barrel  $    63.72
of oil                                 50.92
Average price per mcf of  $     7.74
gas                                    7.22
Partnership               $  183,535   165,000
distributions
Limited partner           $  165,197   148,500
distributions
Per unit distribution to  $    15.76
limited partners                       14.16
Number of limited            10,484    10,484
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $6,100, of which price variances accounted for a $78,600 increase and production variances accounted for a $84,700 decrease.

Production in 2006 (on a BOE basis) was 19% lower than 2005. Our oil production in 2006 was 19% lower than 2005 primarily due to two wells that were not producing as a result of mechanical problems and due to production decline on a property. Our gas production decreased 19% in 2006 due primarily to production declines on several properties.

In 2006, our realized oil price was 25% higher than 2005, while our realized gas price was 7% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $20.87 per BOE in 2005 to $26.29 per BOE in 2006. The increase in oil and gas production costs was due primarily to well repairs on an oil well.

Expenses
Depletion on a BOE basis increased 14% in 2006. Comparing 2006 to 2005, depletion expense decreased $500, of which rate variances accounted for a $600 increase and production variances accounted for a $1,100 decrease.

Accretion expense increased 33% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2006 were $183,535, of which $165,197 was distributed to the limited partners and $18,338 to the general partners. Cumulative cash distributions of $3,318,745 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $3,044,483 or $290.39 per
limited partner unit has been distributed to the limited partners, representing 58% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at September 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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



Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund X-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006