Form 10-Q
period 2007-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2007-05-14
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(432) 682-6324
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Farm-out arrangement. An agreement whereby the owner of a leasehold or working interest agrees to assign his interest in certain specific acreage to an assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one or more wells or other specified performance by the assignee.

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

PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,801	$25,512
Receivable from Managing General Partner	-	20,138
Distribution receivable	22	22
New Mexico income tax deposits	8,893	8,113
Total current assets	32,716	53,785

Oil and gas properties - using the full-
cost method of accounting	3,935,346	3,938,761
Less accumulated depreciation,
depletion and amortization	3,656,562	3,654,089
Net oil and gas properties	278,784	284,672

	$311,500	$338,457

Liabilities and Partners' Equity (Deficit)

Current liability - Payable to
Managing General Partner	$16,806	$-

Asset retirement obligations	230,827	225,752

Partners' equity (deficit):
General partners	(20,077)	(15,440)
Limited partners	83,944	128,145
Total partners' equity	63,867	112,705

	$311,500	$338,457

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues

Oil and gas	$75,304	$143,158
Interest	185	-
	75,489	143,158

Expenses

Production	73,398	49,930
Depreciation, depletion and amortization	2,473	1,824
Accretion of asset retirement obligations	5,075	3,356
General and administrative	18,381	24,401
	99,327	79,511

Net (loss) income	$(23,838)	$63,647

Net (loss) income allocated to:

Managing General Partner	$(1,923)	$5,892

General partner	$(213)	$655

Limited partners	$(21,702)	$57,100

Per limited partner unit	$(2.07)	$5.45

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:

Cash received from sales of oil and gas	$94,662	$141,462
Cash paid to suppliers	(74,973)	(74,331)
Interest received	185	-

Net cash provided by operating activities	19,874	67,131

Cash flows from investing activities:

Additions of oil and gas properties	-	(278)
Proceeds from sale of equipment	3,415	-

Net cash provided by (used in) investing activities	3,415	(278)

Cash flows used in financing activities:

Distributions to partners	(25,000)	(70,000)

Net decrease in cash and cash equivalents	(1,711)	(3,147)

Beginning of period	25,512	42,248

End of period	$23,801	$39,101

Reconciliation of net income to net cash
provided by operating activities:

Net (loss) income	$(23,838)	$63,647

Adjustments to reconcile net (loss) income to net
cash provided by operating activities:

Depreciation, depletion and amortization	2,473	1,824
Accretion of asset retirement obligations	5,075	3,356
Decrease (increase) in receivables and deposits	19,358	(1,696)
Increase in payables	16,806	-

Net cash provided by operating activities	$19,874	$67,131

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

2.    Summary of Significant Accounting Policies
The interim financial information as of March 31, 2007, and for the three months ended March 31, 2007, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$225,752	161,381
Accretion expense	5,075	3,356
End of year	$230,827	164,737

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

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership’s oil and gas reserves are economically recoverable.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2007 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2007	2006
Oil production in barrels	1,132	2,065
Gas production in mcf	2,820	3,063
Total (BOE)	1,602	2,576
Average price per barrel of oil	$51.26	57.92
Average price per mcf of gas	$6.13	7.69
Partnership distributions	$25,000	70,000
Limited partner distributions	$22,500	63,000
Per unit distribution to limited partners	$2.15	6.01
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended March 31, 2007 and 2006. Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $67,800, of which price variances accounted for a $11,900 decrease and production variances accounted for a $55,900 decrease.

Production in 2007 (on a BOE basis) was 38% lower than 2006. Our oil production decreased 45% due primarily to sharp production declines on three properties. Our gas production decreased 8% in 2007 due primarily to normal production decline.

In 2007, our realized oil price was 11% lower than 2006, while our realized gas price was 20% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.39 per BOE in 2006 to $45.82 per BOE in 2007. The increase in oil and gas production costs in 2007 was due primarily to surface repairs on one well and subsurface repairs on another well.

Expenses
Depletion on a BOE basis increased 118% in 2007. Comparing 2007 to 2006, depletion expense increased $649, of which rate variances accounted for a $1,338 increase and production variances accounted for a $689 decrease.

Accretion expense increased 51% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 25% lower in 2007 due primarily to lower audit fees paid than previously accrued.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2007 were $25,000, of which $22,500 was distributed to the limited partners and $2,500 to the general partners. Cumulative cash distributions of $3,343,745 have been made to the general and limited partners as of March 31, 2007. As of March 31, 2007, $3,066,983 or $292.54 per limited partner unit has been distributed to the limited partners, representing 59% of contributed capital.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. FIN 48 has not had an impact on the Partnership’s financial statements since its adoption January 1, 2007.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.    Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on April 13, 2007 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2007