Form 10-Q
period 2007-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2007-08-13
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,935	$25,512
Receivable from Managing General Partner	21,047	20,138
Distribution receivable	22	22
New Mexico income tax deposits	9,944	8,113
Total current assets	54,948	53,785

Oil and gas properties - using the full-
cost method of accounting	3,935,822	3,938,761
Less accumulated depreciation,
depletion and amortization	3,661,267	3,654,089
Net oil and gas properties	274,555	284,672

	$329,503	$338,457

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$223,106	$225,752

Partners' equity (deficit):
General partners	(15,348)	(15,440)
Limited partners	121,745	128,145
Total partners' equity	106,397	112,705

	$329,503	$338,457

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$152,811	$174,731	$228,115	$317,890
Interest	134	-	319	-
	152,945	174,731	228,434	317,890
Expenses

Production	70,864	80,765	144,263	130,695
Depreciation, depletion and amortization	4,705	1,882	7,178	3,706
Accretion expense	4,900	3,503	9,975	6,859
General and administrative	28,785	29,157	47,166	53,558
	109,254	115,307	208,582	194,818

Net income	$43,691	$59,424	$19,852	$123,072

Net income allocated to:
Managing General Partner	$4,356	$5,518	$2,433	$11,410

General Partner	$484	$613	$270	$1,268

Limited partners	$38,851	$53,293	$17,149	$110,394

Per limited partner unit	$3.71	$5.08	$1.64	$10.53

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from sale of oil and gas	$225,375	$294,415
Cash paid to suppliers	(204,050)	(184,253)
Interest received	319	-
Net cash provided by operating activities	21,644	110,162

Cash flows from investing activities:

Proceeds from sale of equipment	2,939	5,447

Cash flows from financing activities:

Distributions to partners	(26,160)	(143,535)

Net decrease in cash and cash equivalents	(1,577)	(27,926)

Beginning of period	25,512	42,248

End of period	$23,935	$14,322

Reconciliation of net income to net cash
provided by operating activities:

Net income	$19,852	$123,072

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	7,178	3,706
Accretion expense	9,975	6,859
Settlement of asset retirement obligations
for plugged and abandoned wells	(12,621)	-
Increase in receivables	(2,740)	(23,475)
Net cash provided by operating activities	$21,644	$110,162

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 31, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$225,752	$161,381
Settlement of obligations for plugged and abandoned wells	(12,621)	-
Accretion expense	9,975	6,859
End of period	$223,106	$168,240

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	2,273	2,455
Gas production in mcf	2,723	2,549
Total (BOE)	2,727	2,880
Average price per barrel of oil	$57.96	$63.78
Average price per mcf of gas	$7.74	$7.12
Partnership distributions	$1,160	$73,535
Limited partner distributions	$1,049	$66,197
Per unit distribution to limited partners	$.10	$6.31
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $21,921, of which price variances accounted for a $11,553 decrease and production variances accounted for a $10,368 decrease.

Production in 2007 (on a BOE basis) was 5% lower than 2006.  Our oil production in 2007 was 7% lower than 2006 and gas production increased 7% in 2007.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 9% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $28.05 per BOE in 2006 to $25.99 per BOE in 2007.  The higher oil and gas production costs in 2006 were the result of wells plugged and abandoned.

Expenses
Depletion on a BOE basis increased 164% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,823, of which rate variances accounted for a $2,923 increase and production variances accounted for a $100 decrease.

Accretion expense increased 40% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 1% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	3,405	4,520
Gas production in mcf	5,543	5,612
Total (BOE)	4,329	5,455
Average price per barrel of oil	$55.73	$61.10
Average price per mcf of gas	$6.92	$7.43
Partnership distributions	$26,160	$143,535
Limited partner distributions	$23,549	$129,197
Per unit distribution to limited partners	$2.25	$12.32
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $89,775, of which price variances accounted for a $21,134 decrease and production variances accounted for a $68,641 decrease.

Production in 2007 (on a BOE basis) was 21% lower than 2006.  Our oil production in 2007 was 25% lower than 2006 primarily due to mechanical problems on an oil well.  Our gas production was 1% lower in 2007 than 2006

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 7% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.96 per BOE in 2006 to $33.33 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to replacing tanks at a battery.

Expenses
Depletion on a BOE basis increased 144% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,472, of which rate variances accounted for a $4,237 increase and production variances accounted for a $765 decrease.

Accretion expense increased 45% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% lower in 2007 due primarily to audit fees paid were less than accrued.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2007 were $26,160, of which $23,549 was distributed to the limited partners and $2,611 to the general partners.  Cumulative cash distributions of $3,344,905 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $3,068,032 or $292.64 per limited partner unit has been distributed to the limited partners, representing 59% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007