Form 10-Q
period 2007-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2007-11-13
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$17,592	$25,512
Receivable from Managing General Partner	58,324	20,138
Distribution receivable	-	22
New Mexico income tax deposits	12,810	8,113
Total current assets	88,726	53,785

Oil and gas properties - using the full-
cost method of accounting	3,933,559	3,938,761
Less accumulated depreciation,
depletion and amortization	3,665,992	3,654,089
Net oil and gas properties	267,567	284,672

	$356,293	$338,457

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$228,112	$225,752

Partners' equity (deficit):
General partners	(12,697)	(15,440)
Limited partners	140,878	128,145
Total partners' equity	128,181	112,705

	$356,293	$338,457

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$185,658	$115,407	$413,773	$433,297
Interest	123	57	442	57
	185,781	115,464	414,215	433,354
Expenses

Production	104,061	57,807	248,323	188,503
Depreciation, depletion and amortization	4,725	1,415	11,903	5,121
Accretion expense	5,006	3,126	14,981	9,985
General and administrative	25,206	24,547	72,372	78,105
	138,998	86,895	347,579	281,714

Net income	$46,783	$28,569	$66,636	$151,640

Net income allocated to:

Managing General Partner	$4,636	$2,699	$7,069	$14,108

General Partner	$515	$300	$785	$1,568

Limited partners	$41,632	$25,570	$58,782	$135,964

Per limited partner unit	$3.97	$2.44	$5.61	$12.97

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from sale of oil and gas	$370,890	$439,433
Cash paid to suppliers	(333,316)	(288,814)
Interest received	442	57
Net cash provided by operating activities	38,016	150,676

Cash flows provided by investing activities:

Proceeds from sale of equipment	5,202	5,447

Cash flows from financing activities:

Distributions to partners	(51,160)	(183,535)
Increase in distribution payable	22	-
Net cash used in operating activities	(51,138)	(183,535)

Net decrease in cash and cash equivalents	(7,920)	(27,412)

Beginning of period	25,512	42,248

End of period	$17,592	$14,836

Reconciliation of net income to net cash
provided by operating activities:

Net income	$66,636	$151,640

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	11,903	5,121
Accretion expense	14,981	9,985
Settlement of asset retirement obligations
for plugged and abandoned wells	(12,621)	(22,206)
(Increase) decrease in receivables	(42,883)	6,136
Net cash provided by operating activities	$38,016	$150,676

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 31, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$225,752	$161,381
Settlement of obligations for plugged and abandoned wells	(12,621)	(22,206)
Accretion expense	14,981	9,985
End of period	$228,112	$149,160

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	2,376	1,288
Gas production in mcf	2,753	2,553
Total (BOE)	2,835	1,714
Average price per barrel of oil	$69.13	$72.91
Average price per mcf of gas	$7.78	$8.42
Partnership distributions	$25,000	$40,000
Limited partner distributions	$22,500	$36,000
Per unit distribution to limited partners	$2.15	$3.43
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $70,251, of which price variances accounted for a $10,755 decrease and production variances accounted for a $81,006 increase.

Production in 2007 (on a BOE basis) was 65% higher than 2006.  Our oil production in 2007 was 84% higher than 2006 due primarily to improved performance on three properties.  Our gas production increased 8% in 2007.

In 2007, our realized oil price was 5% lower than 2006, while our realized gas price was 8% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $33.74 per BOE in 2006 to $36.71 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to the settlement of a salt water disposal dispute involving three wells and subsurface repairs on a well.

Expenses
Depletion on a BOE basis increased 102% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,310, of which rate variances accounted for a $2,384 increase and production variances accounted for a $926 increase

Accretion expense increased 60% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 3% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	5,781	5,808
Gas production in mcf	8,296	8,165
Total (BOE)	7,164	7,169
Average price per barrel of oil	$61.24	$63.72
Average price per mcf of gas	$7.20	$7.74
Partnership distributions	$51,160	$183,535
Limited partner distributions	$46,049	$165,197
Per unit distribution to limited partners	$4.39	$15.76
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $19,524, of which price variances accounted for a $18,818 decrease and production variances accounted for a $706 decrease.

Production in 2007 (on a BOE basis) was less than 1% lower than 2006.  Our oil production in 2007 was less than 1% lower than 2006. Our gas production increased 2% in 2007.

In 2007, our realized oil price was 4% lower than 2006, while our realized gas price was 7% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $26.29 per BOE in 2006 to $34.66 per BOE in 2007.  The increase in oil and gas production costs was due primarily to the settlement of a salt water disposal dispute involving three wells and subsurface repairs and tank battery repairs for a well.

Expenses
Depletion on a BOE basis increased 133% in 2007.  Comparing 2007 to 2006, depletion expense increased $6,782, of which rate variances accounted for a $6,786 increase and production variances accounted for a $4 decrease.

Accretion expense increased 50% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2007 were $51,160, of which $46,049 was distributed to the limited partners and $5,111 to the general partners.  Cumulative cash distributions of $3,369,905 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $3,090,532 or $294.79 per limited partner unit has been distributed to the limited partners, representing 59% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007