Form 10-Q
period 2008-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2008-05-14
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$39,922	$36,182
Receivable from Managing General Partner	119,381	53,894
New Mexico income tax deposits	13,271	9,797
Total current assets	172,574	99,873

Oil and gas properties - using the full-
cost method of accounting	3,934,390	3,933,751
Less accumulated depreciation,
depletion and amortization	3,673,971	3,669,462
Net oil and gas properties	260,419	264,289

	$432,993	$364,162

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$236,960	$232,968

Partners' equity (deficit):
General partners	(5,114)	(12,049)
Limited partners	201,147	143,243
Total partners' equity	196,033	131,194

	$432,993	$364,162

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues

Oil and gas	$272,205	$75,304
Interest	146	185
	272,351	75,489

Expenses

Production	88,426	73,398
Depreciation, depletion and amortization	4,509	2,473
Accretion of asset retirement obligations	3,992	5,075
General and administrative	25,585	18,381
	122,512	99,327

Net income (loss)	$149,839	$(23,838)

Net income (loss) allocated to:

Managing General Partner	$13,891	$(1,923)

General partner	$1,544	$(213)

Limited partners	$134,404	$(21,702)

Per limited partner unit	$12.82	$(2.07)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Cash received from sales of oil and gas	$203,244	$94,662
Cash paid to suppliers	(114,011)	(74,973)
Interest received	146	185

Net cash provided by operating activities	89,379	19,874

Cash flows from investing activities:

Additions to oil and gas properties	(639)	-
Proceeds from sale of equipment	-	3,415

Net cash (used in) provided by investing activities	(639)	3,415

Cash flows used in financing activities:

Distributions to partners	(85,000)	(25,000)

Net increase (decrease) in cash and cash equivalents	3,740	(1,711)

Beginning of period	36,182	25,512

End of period	$39,922	$23,801

Reconciliation of net income to net cash
provided by operating activities:

Net income (loss)	$149,839	$(23,838)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation, depletion and amortization	4,509	2,473
Accretion of asset retirement obligations	3,992	5,075
(Increase) decrease in receivables and deposits	(68,961)	19,358
Increase in payables	-	16,806

Net cash provided by operating activities	$89,379	$19,874

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2008, and for the three months ended March 31, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$232,968	$225,752
Accretion expense	3,992	5,075
End of period	$236,960	$230,827

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2008 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2008	2007
Oil production in barrels	2,525	1,132
Gas production in mcf	2,791	2,820
Total (BOE)	2,990	1,602
Average price per barrel of oil	$95.64	51.26
Average price per mcf of gas	$11.01	6.13
Partnership distributions	$85,000	25,000
Limited partner distributions	$76,500	22,500
Per unit distribution to limited partners	$7.30	2.15
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended March 31, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $196,901, of which price variances accounted for a $125,678 increase and production variances accounted for a $71,223 increase.

Production in 2008 (on a BOE basis) was 87% higher than 2007.  Our oil production increased 123% due primarily to severely reduced production from two properties in 2007 due to mechanical problems and increased production in 2008 from a property.  Our gas production decreased 1% in 2008.

In 2008, our realized oil price was 87% higher than 2007, while our realized gas price was 80% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $45.82 per BOE in 2007 to $29.57 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to a significant increase in BOE produced relative to a lesser increase in production costs.

Expenses
Depletion on a BOE basis decreased 2% in 2008.  Comparing 2008 to 2007, depletion expense increased $2,036, of which rate variances accounted for a $107 decrease and production variances accounted for a $2,143 increase.

Accretion expense decreased 21% due primarily to the extended economic life of the wells driven by the change in commodity prices.

General and administrative (“G&A”) expenses were 39% higher in 2008 due primarily to increases in audit fees and engineering services.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2008 were $85,000, of which $76,500 was distributed to the limited partners and $8,500 to the general partners.  Cumulative cash distributions of $3,504,905 have been made to the general and limited partners as of March 31, 2008.  As of March 31, 2008, $3,212,032 or $306.37 per limited partner unit has been distributed to the limited partners, representing 61% of contributed capital.

Recent Accounting Pronouncements
The Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS 157 had no effect on the Partnership.  As permitted by FSP No. 157-2, the Partnership has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities relating to its asset retirement obligations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 28, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2008