Form 10-Q
period 2008-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2008-08-14
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Proved undeveloped reserves. Proved oil & gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$52,015	$36,182
Receivable from Managing General Partner	123,412	53,894
New Mexico income tax deposits	15,152	9,797
Total current assets	190,579	99,873

Oil and gas properties - using the full-
cost method of accounting	3,937,142	3,933,751
Less accumulated depreciation,
depletion and amortization	3,677,208	3,669,462
Net oil and gas properties	259,934	264,289

	$450,513	$364,162

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$242,686	$232,968

Partners' equity (deficit):
General partners	(3,600)	(12,049)
Limited partners	211,427	143,243
Total partners' equity	207,827	131,194

	$450,513	$364,162

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$267,203	$152,811	$539,408	$228,115
Interest	105	134	251	319
	267,308	152,945	539,659	228,434
Expenses

Production	105,001	70,864	193,427	144,263
Depreciation, depletion and amortization	3,237	4,705	7,746	7,178
Accretion expense	3,027	4,900	7,019	9,975
General and administrative	32,066	28,785	57,651	47,166
	143,331	109,254	265,843	208,582

Net income	$123,977	$43,691	$273,816	$19,852

Net income allocated to:
Managing General Partner	$11,449	$4,356	$25,340	$2,433

General Partner	$1,272	$484	$2,816	$270

Limited partners	$111,256	$38,851	$245,660	$17,149

Per limited partner unit	$10.61	$3.71	$23.43	$1.64

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from sale of oil and gas	$464,535	$225,375
Cash paid to suppliers	(251,078)	(204,050)
Interest received	251	319
Net cash provided by operating activities	213,708	21,644

Cash flows from investing activities:

Additions of oil and gas properties	(692)	-
Proceeds from sale of equipment	-	2,939
Net cash (used in) provided by investing activities	(692)	2,939

Cash flows used in financing activities:

Distributions to partners	(197,183)	(26,160)

Net increase (decrease) in cash and cash equivalents	15,833	(1,577)

Beginning of period	36,182	25,512

End of period	$52,015	$23,935

Reconciliation of net income to net cash
provided by operating activities:

Net income	$273,816	$19,852

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	7,746	7,178
Accretion expense	7,019	9,975
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(12,621)
Increase in receivables	(74,873)	(2,740)
Net cash provided by operating activities	$213,708	$21,644

Noncash investing and financing activities:

Increase in oil and gas properties –
SFAS No. 143	$2,699	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$232,968	$225,752
Settlement of obligations for plugged and abandoned wells	-	(12,621)
Revision of estimates	2,699	-
Accretion expense	7,019	9,975
End of period	$242,686	$223,106

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

 Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	1,938	2,273
Gas production in mcf	2,603	2,723
Total (BOE)	2,372	2,727
Average price per barrel of oil	$122.13	$57.96
Average price per mcf of gas	$11.72	$7.74
Partnership distributions	$112,183	$1,160
Limited partner distributions	$100,976	$1,049
Per unit distribution to limited partners	$9.63	$.10
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $114,392, of which price variances accounted for a $134,736 increase and production variances accounted for a $20,344 decrease.

Production in 2008 (on a BOE basis) was 13% lower than 2007.  Our oil production in 2008 was 15% lower than 2007 due primarily to a production decline on one property.  Our gas production was 4% lower in 2008 than 2007.

In 2008, our realized oil price was 111% higher than 2007, while our realized gas price was 51% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $25.99 per BOE in 2007 to $44.27 per BOE in 2008.  The increase in oil and gas production costs in 2008 were the result of repairs on three oil wells.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Depletion on a BOE basis decreased 21% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,468, of which rate variances accounted for a $855 decrease and production variances accounted for a $613 decrease.

Accretion expense decreased 38% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 11% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,463	3,405
Gas production in mcf	5,394	5,543
Total (BOE)	5,362	4,329
Average price per barrel of oil	$107.14	$55.73
Average price per mcf of gas	$11.35	$6.92
Partnership distributions	$197,183	$26,160
Limited partner distributions	$177,476	$23,549
Per unit distribution to limited partners	$16.93	$2.25
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Oil and gas operating results
Comparing 2008 to 2007, oil and gas sales increased $311,293, of which price variances accounted for a $253,363 increase and production variances accounted for a $57,930 increase.

Production in 2008 (on a BOE basis) was 24% higher than 2007.  Our oil production in 2008 was 31% higher than 2007 primarily due to the return to production of a well that was not producing most of 2007.  Our gas production was 3% lower in 2008 than 2007.

In 2008, our realized oil price was 92% higher than 2007, while our realized gas price was 64% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $33.33 per BOE in 2007 to $36.07 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to surface repairs on a property.   Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Expenses
Depletion on a BOE basis decreased 13% in 2008.  Comparing 2008 to 2007, depletion expense increased $568, of which rate variances accounted for a $1,145 decrease and production variances accounted for a $1,713 increase.

Accretion expense decreased 30% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 22% higher in 2008 due primarily to due primarily to increases in professional fees.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership because it qualifies under the passive entity exclusion.  Since no partner owns more than 50%.  If any partner were to increase its total ownership interest in the Partnership to more than 50% the Partnership would become subject to the Texas Margin Tax.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2008 were $197,183, of which $177,476 was distributed to the limited partners and $19,707 to the general partners.  Cumulative cash distributions of $3,617,088 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $3,313,007 or $316.01 per limited partner unit has been distributed to the limited partners, representing 63% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008