Form 10-Q
period 2008-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2008-11-14
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$49,265	$36,182
Receivable from Managing General Partner	72,904	53,894
New Mexico income tax deposits	19,296	9,797
Total current assets	141,465	99,873

Oil and gas properties - using the full-
cost method of accounting	3,942,168	3,933,751
Less accumulated depreciation,
depletion and amortization	3,680,964	3,669,462
Net oil and gas properties	261,204	264,289

	$402,669	$364,162

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$253,032	$232,968

Partners' equity (deficit):
General partners	(9,043)	(12,049)
Limited partners	158,680	143,243
Total partners' equity	149,637	131,194

	$402,669	$364,162

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$252,515	$185,658	$791,923	$413,773
Interest	125	123	377	442
	252,640	185,781	792,300	414,215
Expenses

Production	87,752	104,061	281,180	248,323
Depreciation, depletion and amortization	3,756	4,725	11,502	11,903
Accretion expense	5,452	5,006	12,471	14,981
General and administrative	23,870	25,206	81,521	72,372
	120,830	138,998	386,674	347,579

Net income	$131,810	$46,783	$405,626	$66,636

Net income allocated to:

Managing General Partner	$12,201	$4,636	$37,542	$7,069

General Partner	$1,356	$515	$4,171	$785

Limited partners	$118,253	$41,632	$363,913	$58,782

Per limited partner unit	$11.28	$3.97	$34.71	$5.61

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from sale of oil and gas	$763,414	$370,890
Cash paid to suppliers	(362,701)	(333,316)
Interest received	377	442
Net cash provided by operating activities	401,090	38,016

Cash flows from investing activities:

Additions of oil and gas properties	(824)	-
Proceeds from sale of equipment	-	5,202
Net cash (used in) provided by investing activities	(824)	5,202

Cash flows from financing activities:

Distributions to partners	(387,183)	(51,160)
Increase in distribution payable	-	22
Net cash used in financing activities	(387,183)	(51,138)

Net increase (decrease) in cash and cash equivalents	13,083	(7,920)

Beginning of period	36,182	25,512

End of period	$49,265	$17,592

Reconciliation of net income to net cash
provided by operating activities:

Net income	$405,626	$66,636

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	11,502	11,903
Accretion expense	12,471	14,981
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(12,621)
Increase in receivables	(28,509)	(42,883)
Net cash provided by operating activities	$401,090	$38,016

Noncash investing and financing activities:

Increase in oil and gas properties –
SFAS No. 143	$7,593	$-

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 31, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$232,968	$225,752
Settlement of obligations for plugged and abandoned wells	-	(12,621)
Revisions of estimates	7,593	-
Accretion expense	12,471	14,981
End of period	$253,032	$228,112

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	1,917	2,376
Gas production in mcf	2,926	2,753
Total (BOE)	2,405	2,835
Average price per barrel of oil	$113.62	$69.13
Average price per mcf of gas	$11.86	$7.78
Partnership distributions	$190,000	$25,000
Limited partner distributions	$171,000	$22,500
Per unit distribution to limited partners	$16.31	$2.15
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $66,857, of which price variances accounted for a $97,241 increase and production variances accounted for a $30,384 decrease.

Production in 2008 (on a BOE basis) was 15% lower than 2007.  Our oil production in 2008 was 19% lower than 2007 due primarily to production declines on three properties.  Our gas production increased 6% in 2008.

In 2008, our realized oil price was 64% higher than 2007, while our realized gas price was 52% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis decreased from $36.71 per BOE in 2007 to $36.49 per BOE in 2008.

Depletion on a BOE basis decreased 6% in 2008.  Comparing 2008 to 2007, depletion expense decreased $969, of which rate variances accounted for a $252 decrease and production variances accounted for a $717 decrease

Accretion expense increased 9% in 2008 compared to 2007 due primarily to the revision in the second quarter 2008 of the estimated date of abandonment on a property to an earlier date.

General and administrative (“G&A”) expenses were 5% lower in 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	6,380	5,781
Gas production in mcf	8,320	8,296
Total (BOE)	7,767	7,164
Average price per barrel of oil	$109.09	$61.24
Average price per mcf of gas	$11.53	$7.20
Partnership distributions	$387,183	$51,160
Limited partner distributions	$348,476	$46,049
Per unit distribution to limited partners	$33.24	$4.39
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $378,150, of which price variances accounted for a $341,297 increase and production variances accounted for a $36,853 increase.

Production in 2008 (on a BOE basis) was 8% higher than 2007.  Our oil production in 2008 was 10% higher than 2007 due primarily to the reactivation of an oil well. Our gas production increased less than 1% in 2008 as compared to 2007.

In 2008, our realized oil price was 78% higher than 2007, while our realized gas price was 60% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $34.66 per BOE in 2007 to $36.20 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher in production taxes resulting from higher commodity prices.

Depletion on a BOE basis decreased 11% in 2008.  Comparing 2008 to 2007, depletion expense decreased $401, of which rate variances accounted for a $1,403 decrease and production variances accounted for a $1,002 increase.

Accretion expense decreased 17% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 13% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2008 were $387,183, of which $348,476 was distributed to the limited partners and $38,707 to the general partners.  Cumulative cash distributions of $3,807,088 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $3,484,008 or $332.32 per limited partner unit has been distributed to the limited partners, representing 66% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended Septembert 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008