Form 10-Q
period 2009-09-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2009-11-16
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,719	$51,539
New Mexico income tax deposits	5,631	14,720
Total current assets	17,350	66,259

Oil and gas properties - using the full-
cost method of accounting	3,980,813	3,975,503
Less accumulated depreciation,
depletion and amortization	3,705,876	3,687,231

Net oil and gas properties	274,937	288,272

	$292,287	$354,531

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$33,851	$66,875

Asset retirement obligation	256,324	240,261

Partners' equity (deficit):
General partners	(21,279)	(18,641)
Limited partners	23,391	66,036

Total partners' equity	2,112	47,395

	$292,287	$354,531

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Oil and gas	$142,559	$252,515	$343,780	$791,923
Interest	1	125	17	377
	142,560	252,640	343,797	792,300
Expenses

Production	97,937	87,752	266,700	281,180
Depreciation, depletion and amortization	5,447	3,756	18,645	11,502
Accretion expense	5,523	5,452	16,358	12,471
General and administrative	26,913	23,870	82,502	81,521
	135,820	120,830	384,205	386,674

Net (loss) income	$6,740	$131,810	$(40,408)	$405,626

Net (loss) income allocated to:

Managing General Partner	$1,097	$12,201	$(1,959)	$37,542

General Partner	$122	$1,356	$(217)	$4,171

Limited partners	$5,521	$118,253	$(38,232)	$363,913

Per limited partner unit	$.53	$11.28	$(3.65)	$34.71

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Cash received from sale of oil and gas	$352,869	$763,414
Cash paid to suppliers	(387,429)	(362,701)
Interest received	17	377
Net cash (used in) provided by operating activities	(34,543)	401,090

Cash flows used in investing activities:

Additions of oil and gas properties	(402)	(824)

Cash flows used in financing activities:

Distributions to partners	(4,875)	(387,183)

Net (decrease) increase in cash and cash equivalents	(39,820)	13,083

Beginning of period	51,539	36,182

End of period	$11,719	$49,265

Reconciliation of net (loss) income to net cash
provided by operating activities:

Net (loss) income	$(40,408)	$405,626

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

Depreciation, depletion and amortization	18,645	11,502
Accretion expense	16,358	12,471
Settlement of asset retirement obligations
for plugged and abandoned wells	(5,203)	-
Decrease (increase) in receivables	9,089	(28,509)
Decrease in payables	(33,024)	-
Net cash provided by operating activities	$(34,543)	$401,090

Noncash investing and financing activities:

Increase in oil and gas properties –
Assets retirement obligations	$4,908	$7,593

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Southwest Oil & Gas Income Fund X-A, L.P.

Notes to Financial Statements

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 31, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$240,261	$232,968
Settlement of obligations for plugged and abandoned wells	(5,203)	-
Revisions of estimates	4,908	7,593
Accretion expense	16,358	12,471
End of period	$256,324	$253,032

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Production costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately to production volumes or revenue.  Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	2,133	1,917
Gas production in mcf	970	2,926
Total (BOE)	2,295	2,405
Average price per barrel of oil	$63.89	$113.62
Average price per mcf of gas	$6.47	$11.86
Partnership distributions	$-	$190,000
Limited partner distributions	$-	$171,000
Per unit distribution to limited partners	$-	$16.31
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $109,956, of which price variances accounted for a $111,292 decrease and production variances accounted for a $1,336 increase.

Production in 2009 (on a BOE basis) was 5% lower than 2008.  Our oil production in 2009 was 11% higher than 2008 due primarily to volume increase on an oil well.  Our gas production decreased 67% in 2009 due primarily to a well that did not produce in August and September of 2009.

In 2009, our realized oil price was 44% lower than 2008, while our realized gas price was 45% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $36.49 per BOE in 2008 to $42.67 per BOE in 2009.  The increase in oil and gas production costs in 2009 was due primarily to subsurface repairs on an oil well.

Depletion on a BOE basis increased 52% in 2009.  Comparing 2009 to 2008, depletion expense increased $1,691, of which rate variances accounted for a $1,863 increase and production variances accounted for a $172 decrease

Accretion expense increased 1% in 2009 compared to 2008.

General and administrative (“G&A”) expenses were 13% higher in 2009 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	6,314	6,380
Gas production in mcf	5,676	8,320
Total (BOE)	7,260	7,767
Average price per barrel of oil	$50.50	$109.09
Average price per mcf of gas	$4.40	$11.53
Partnership distributions	$4,875	$387,183
Limited partner distributions	$4,413	$348,476
Per unit distribution to limited partners	$.42	$33.24
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine month period.

Revenues
Comparing 2009 to 2008, oil and gas sales decreased $448,143, of which price variances accounted for a $410,453 decrease and production variances accounted for a $37,690 decrease.

Production in 2009 (on a BOE basis) was 7% lower than 2008.  Our oil production in 2009 was 1% lower than 2008.  Our gas production decreased 32% in 2009 as compared to 2008 due primarily to production decline on a gas well.

In 2009, our realized oil price was 54% lower than 2008, while our realized gas price was 62% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $36.20 per BOE in 2008 to $36.74 per BOE in 2009.

Depletion on a BOE basis increased 73% in 2009.  Comparing 2009 to 2008, depletion expense increased $7,143, of which rate variances accounted for a $7,893 increase and production variances accounted for a $750 decrease.

Accretion expense increased 31% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 1% higher in 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2009 were $4,875, of which $4,413 was distributed to the limited partners and $462 to the general partners.  Cumulative cash distributions of $3,896,963 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $3,564,921 or $340.03 per limited partner unit has been distributed to the limited partners, representing 68% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009