Form 10-K
period 2009-12-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2010-03-31
CIK 859905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in New Mexico and Texas.  During 2009, 94% of the Partnership’s revenues were derived from the sale of oil production and 6% were derived from gas production.  All activities of the Partnership are confined to the continental United States.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

These laws and regulations may limit the amount of oil and natural gas the Partnership can produce from its wells and may limit the number of wells or the locations at which the Partnership can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdicti on. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

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

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2010.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2009 is approximately 7.8 years, based on 2009 production levels.

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

Item 1B.                      Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

As of December 31, 2009, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico, Duval, Hockley, Midland and Ward Counties of Texas.  These properties consist of various interests in approximately 87 wells and units.

Reserves

Rule Changes Applicable to Reserve Estimates and Disclosures.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the Financial Accounting Standards Board (“FASB”) adopted conforming changes to Accounting Standards Codification (“ASC”) Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC.  The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.  As it affects the Partnership’s reserve estimates and disclosures, the final rule:

•	amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12 month period rather than year-end prices;
•	expands the type of technologies available to establish reserve estimates and categories;
•	modifies certain definitions used in estimating proved reserves;
•	permits disclosure of probable and possible reserves; and
•	permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts.

See “Glossary of Terms” for current definitions of terms related to oil and gas reserves.

The following table sets forth certain information as of December 31, 2009 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	66,000	-	-	66,000
Gas (Mcf)	36,000	-	-	36,000
Total (BOE)	72,000	-	-	72,000

Standardized measure of discounted
future net cash flows				$812,000

The following table sets forth certain information as of December 31, 2009 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Slaughter	44,000	-	44,000	61.1%
Anita	12,000	-	12,000	16.7%
Other	10,000	36,000	16,000	22.2%
Total	66,000	36,000	72,000	100.0%

The estimates of proved reserves at December 31, 2009 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2009 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 2009 through December 2009.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $54.54 per barrel of oil and $4.63 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

Other Information Concerning our Proved Reserves
The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment.  The estimates of reserves, future cash flows and PV-10 Value are based on various assumptions and are inherently imprecise.  Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Since January 1, 2009, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Item 3.                      Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2009 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2009, there were 494 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2009, distributions were made totaling $4,875 with $4,413 ($.42 per unit) distributed to the limited partners and $462 to the general partners.

Issuer Purchases of Equity Securities
The partnership agreement provides that a limited partner must notify the Managing General Partner in writing if any representation, warranty or covenant of the limited partner made in connection with an investment in the Partnership becomes untrue, or if the limited partner becomes unqualified to hold interests in federal or other oil and gas leases.  In this event, the Managing General Partner has the right, but not the obligation, to purchase the limited partners’ units in the Partnership at a value determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves.  The present value of future net revenues is to be determined by applying a discount rate not in excess of the prime rate charged by JP Morgan Chase Bank, N.A. plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.  No purchases of limited partnership units were acquired by the Managing General Partner under these provisions during the year ended December 31, 2009.

From time to time, a limited partner may desire to sell his or her limited partnership units to the Managing General Partner for reasons other than those described in the preceding paragraph.  In these cases, the Managing General Partner may, but is under no obligation to, offer to repurchase the units on terms and conditions established by the Managing General Partner, in its sole and absolute discretion, and acceptable to the limited partner.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner at the request of limited partners during the year ended December 31, 2009.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2009	-	$-
February 2009	-	-
March 2009	50.0	30.50
April 2009	-	-
May 2009	-	-
June 2009	40.0	30.50
July 2009	-	-
August 2009	-	-
September 2009	-	-
October 2009	-	-
November 2009	-	-
December 2009	45.0	30.50
TOTALS	135.0	$30.50

Item 6.                      Selected Financial Data

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2009	2008	2007	2006	2005
Revenues	$475,927	$916,979	$587,386	$570,591	$581,981

Net income	7,367	388,384	119,649	157,428	216,857

Partners' share of net income:

General partners	3,124	40,615	13,502	16,712	22,428

Limited partners	4,243	347,769	106,147	140,716	194,429

Limited partners' net income per unit	.40	33.17	10.12	13.42	18.55

Limited partners' cash
distributions per unit	.42	40.54	8.68	15.76	20.60

Total assets	$311,934	$354,531	$364,162	$338,457	$300,193

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute the net proceeds from operations to the limited and general partners.  Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.  The economic life of the Partnership thus depends on the period over which the Partnership’s oil and gas reserves are economically recoverable.

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

Production costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately to production volumes or revenues.  Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment.  Current SEC financial accounting and reporting standards require that pricing parameters be the arithmetic average of the first-day-of-the-month price for the 12-month period preceding the effective date of the reserve report.  The ceiling calculation dictates that those prices be held constant. Because the ceiling calculation dictates that prices and costs are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves.  Oil and natural gas prices have historically been cyclical and can be either substantially higher or lower than the Partnership’s long-term price forecast that is a barometer for true fair value.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

	Year Ended December 31,
	2009	2008	2007
Oil production in barrels	8,104	8,456	7,575
Gas production in mcf	6,888	9,727	11,034
Total (BOE)	9,252	10,077	9,414
Average price per barrel of oil	$55.00	$96.31	$66.13
Average price per mcf of gas	$4.39	$10.50	$7.77
Partnership distributions	$4,875	$472,183	$101,160
Limited partner distributions	$4,413	$424,976	$91,049
Per unit distribution to limited partners	$.42	$40.54	$8.68
Number of limited partner units	10,484	10,484	10,484

Operating Results
The following discussion compares our results for the year ended December 31, 2009 to the two previous years.  All references to 2009, 2008 and 2007 within this section refer to the respective annual periods.

Revenues
Oil and gas prices declined compared to the previous two years.  Comparing 2009 to 2008, oil and gas sales decreased $440,621, of which price variances accounted for a $376,908 decrease and production variances accounted for a $63,713 decrease.  Comparing 2008 to 2007, oil and gas sales increased $329,815, of which price variances accounted for a $281,715 increase and production variances accounted for a $48,100 increase.

Production in 2009 (on a BOE basis) was 8% lower than 2008 and 2% lower than 2007.  Our oil production was 4% lower in 2009 than 2008.  Our gas production was 29% lower in 2009 than 2008 due primarily to a gas well that ceased producing in early 2009.

In 2009, our realized oil price was 43% lower than 2008 and 17% lower than 2007, while our realized gas price was 58% lower than 2008 and 44% lower than 2007.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis decreased from $38.72 per BOE in 2008 and $35.09 per BOE in 2007 to $34.59 per BOE in 2009.  The higher oil and gas production costs in 2008 were primarily due to the costs to plug and abandon an oil well.  Also contributing to the decrease was lower production taxes resulting from the lower commodity prices.

Depletion on a BOE basis increased 46% from 2008 and 58% from 2007.  Comparing 2009 to 2008, depletion expense increased $6,103, of which rate variances accounted for a $7,558 increase and production variances accounted for a $1,455 decrease.  Comparing 2008 to 2007, depletion expense increased $2,396, of which rate variances accounted for a $1,313 increase and production variances accounted for a $1,083 increase.

Accretion expense increased 24% due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were less than 1% lower than 2008 and 1% higher than 2007.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2009 were $4,875, of which $4,413 was distributed to the limited partners and $462 to the general partners.  Cumulative cash distributions of $3,896,963 have been made to the general and limited partners as of December 31, 2009.  As of December 31, 2009, $3,564,921 or $340.03 per limited partner unit has been distributed to the limited partners, representing 68% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow used in operating activities for 2009 was 106% lower than 2008 due to the combined effects of several drivers.  The effect of 48% decrease in oil and gas sales, driven primarily by lower oil and gas prices, and an increase in accounts receivable were partially offset by a decrease production costs.  Our only use in financing activities is the distribution to partners which was 99% lower than 2008.

As of December 31, 2009, the Partnership had approximately $41,400 in working capital.    The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. All of these rule changes became effective December 31, 2009.  We have adopted these changes and conformed our reserve estimation and disclosure practices in accordance with the guidance contained in the releases.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNINTG FIRM

The Partners
Southwest Oil and Gas Income Fund X-A, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Oil and Gas Income Fund X-A, L.P. (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partner’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil and Gas Income Fund X-A, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 29, 2010

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$11,723	$51,539
Receivable from Managing General Partner	22,309	-
New Mexico income tax deposits	7,378	14,720
Total current assets	41,410	66,259

Oil and gas properties - using the full-
cost method of accounting	3,981,627	3,975,503
Less accumulated depreciation,
depletion and amortization	3,711,103	3,687,231

Net oil and gas properties	270,524	288,272

	$311,934	$354,531

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$-	$66,875

Asset retirement obligation	262,047	240,261

Partners' equity (deficit):
General partners	(15,979)	(18,641)
Limited partners	65,866	66,036

Total partners' equity	49,887	47,395

	$311,934	$354,531

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations

	Years ended December 31,
	2009	2008	2007
Revenues

Oil and gas income	$475,906	$916,527	$586,712
Interest income	21	452	647
Other	-	-	27
	475,927	916,979	587,386
Expenses

Production	320,014	390,171	330,341
Depreciation, depletion and amortization	23,872	17,769	15,373
Accretion expense	22,081	17,778	20,102
General and administrative	102,593	102,877	101,921
	468,560	528,595	467,737

Net income	$7,367	$388,384	$119,649

Net income allocated to:

Managing General Partner	$2,812	$36,554	$12,152

General Partner	$312	$4,061	$1,350

Limited partners	$4,243	$347,769	$106,147

Per limited partner unit	$.40	$33.17	$10.12

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Changes in Partners' Equity (Deficit)
Years ended December 31, 2009, 2008 and 2007

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2006	$(15,440)	$128,145	$112,705

Net income	13,502	106,147	119,649

Distributions	(10,111)	(91,049)	(101,160)

Balance at December 31, 2007	(12,049)	143,243	131,194

Net income	40,615	347,769	388,384

Distributions	(47,207)	(424,976)	(472,183)

Balance at December 31, 2008	(18,641)	66,036	47,395

Net income	3,124	4,243	7,367

Distributions	(462)	(4,413)	(4,875)

Balance at December 31, 2009	$(15,979)	$65,866	$49,887

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:

Cash received from oil and gas sales	$460,939	$965,498	$551,272
Cash paid for production expense, administrative
fees and general and administrative overhead	(494,685)	(444,251)	(445,148)
Interest received	21	452	647
Miscellaneous	-	-	27
Net cash (used in) provided by operating activities	(33,725)	521,699	106,798

Cash flows from investing activities:

Addition of oil and gas properties	(1,216)	(34,159)	-
Sale of oil and gas equipment	-	-	5,010
Net cash (used in) provided by investing activities	(1,216)	(34,159)	5,010

Cash flows from financing activities:

Distributions to partners	(4,875)	(472,183)	(101,160)
Increase in distributions payable	-	-	22
Net cash used in financing activities	(4,875)	(472,183)	(101,138)

Net (decrease) increase in cash and cash equivalents	(39,816)	15,357	10,670

Beginning of year	51,539	36,182	25,512

End of year	$11,723	$51,539	$36,182

Reconciliation of net income to net cash
provided by operating activities:

Net income	$7,367	$388,384	$119,649

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	23,872	17,769	15,373
Accretion expense	22,081	17,778	20,102
Settlement of asset retirement obligations
for plugged and abandoned wells	(5,203)	(18,078)	(12,886)
(Increase) decrease in receivables and deposits	(14,967)	48,971	(35,440)
(Decrease) increase in payables	(66,875)	66,875	-

Net cash (used in) provided by operating activities	$(33,725)	$521,699	$106,798

Noncash investing and financing activities:
Increase in oil and gas properties –
Asset retirement obligations	$4,908	$7,593	$-

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2009, 2008 and 2007 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2009 and 2008, there were no significant amounts of imbalance in terms of units or value.

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

Number of Limited Partner Units
As of December 31, 2009, 2008 and 2007 there were 10,484 limited partner units outstanding held by 494, 531 and 540 partners.

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

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. All of these rule changes became effective December 31, 2009.  We have adopted these changes and conformed our reserve estimation and disclosure practices in accordance with the guidance contained in the releases.

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

Our asset retirement obligation is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

Changes in abandonment obligations for 2009 and 2008 are as follows:

	2009	2008
Beginning of year	$240,261	$232,968
Reduction of obligations due to wells plugged and abandoned	(5,203)	(18,078)
Accretion expense	22,081	17,778
Revisions of previous estimates	4,908	7,593
End of year	$262,047	$240,261

Southwest Oil & Gas Income Fund X-A, L.P.

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
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

As of December 31, 2009, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s financial condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to, other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts payable to Southwest Royalties, Inc. as operator approximating $46,900, $41,500 and $37,500 for the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $78,000 during each of 2009, 2008 and 2007, as an administrative fee, for indirect general and administrative overhead expenses.  The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from (payable to) Southwest Royalties, Inc., the Managing General Partner, of approximately $22,300 and ($66,875) are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2009 and 2008, respectively.

Southwest Oil & Gas Income Fund X-A, L.P.

Notes to Financial Statements

6.	Oil and Gas Reserves Information (unaudited)
The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.  All of the Partnership's reserves are located in the United States.  For information about the Partnership’s results of operations from oil and gas producing activities, see the accompanying statements of operations.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the Financial Accounting Standards Board (“FASB”) adopted conforming changes to Accounting Standards Codification (“ASC”) Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC.  The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.  As it affects the Partnership’s reserve estimates and disclosures, the final rule:

•	amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices;
•	expands the type of technologies available to establish reserve estimates and categories;
•	modifies certain definitions used in estimating proved reserves;
•	permits disclosure of probable and possible reserves; and
•	permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts.

We emphasize that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2007	77,000	153,000

Revisions of previous estimates	21,000	(38,000)
Production	(8,000)	(11,000)

December 31, 2007	90,000	104,000

Revisions of previous estimates	(22,000)	(20,000)
Production	(8,000)	(10,000)
December 31, 2008	60,000	74,000

Revisions of previous estimates	14,000	(31,000)
Production	(8,000)	(7,000)
December 31, 2009	66,000	36,000

Proved developed reserves -
December 31, 2007	90,000	104,000
December 31, 2008	60,000	74,000
December 31, 2009	66,000	36,000

Southwest Oil & Gas Income Fund X-A, L.P.

Notes to Financial Statements

6.	Oil and Gas Reserves Information (unaudited) - continued
Net revisions of 9,000 BOE in 2009 consisted of approximately 5,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, plus upward revisions of approximately 4,000 BOE attributable to well performance primarily from properties in the Anita field of West Texas.  Net revisions of 25,000 BOE in 2008 consisted of approximately 30,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, net of upward revisions of approximately 5,000 BOE attributable to well performance primarily from properties in the Slaughter field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2009, 2008 and 2007 reflects an average oil price of $54.54, $41.52 and $89.72 per barrel, respectively.  Average prices for December 31, 2009 were based on the 12-month unweighted arithmetic average for the first-day-of-the-month price for the period from January 2009 through December 2009.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2009, 2008 and 2007 reflects an average natural gas price of $4.63 and $7.67, $8.18 per Mcf, respectively.  Average prices for December 31, 2009 were based on the 12-month unweighted arithmetic average for the first-day-of-the-month price for the period from January 2009 through December 2009.

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

The Partnership has reserves, which are classified as proved developed.  All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves in conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties.  Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2009, 2008 and 2007 is presented below:

	2009	2008	2007
Future cash inflows	$3,744,000	$3,072,000	$8,929,000
Production, development and abandonment costs	2,245,000	1,705,000	3,835,000
Future net cash flows	1,499,000	1,367,000	5,094,000
10% annual discount for estimated
timing of cash flows	687,000	593,000	2,536,000
Standardized measure of discounted
future net cash flows	$812,000	$774,000	$2,558,000

Southwest Oil & Gas Income Fund X-A, L.P.

Notes to Financial Statements

6.	Oil and Gas Reserves Information (unaudited) - continued
Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Sales of oil and gas produced, net of production costs	$(156,000)	$(526,000)	$(255,000)
Changes in prices and production costs	58,000	(1,481,000)	1,096,000
Changes of production rates (timing) and others	(41,000)	239,000	(69,000)
Revisions of previous quantities estimates	100,000	(271,000)	349,000
Accretion of discount	77,000	255,000	131,000
Discounted future net cash flows -
Beginning of year	774,000	2,558,000	1,306,000
End of year	$812,000	$774,000	$2,558,000

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2009:
Total revenues	$80,390	$120,848	$142,560	$132,129
Total expenses	116,025	132,360	135,820	84,355
Net (loss) income	$(35,635)	$(11,512)	$6,740	$47,774

Net (loss) income per
limited partners unit	$(3.13)	$(1.05)	$.53	$4.05

	Quarter
	First	Second	Third	Fourth
2008:
Total revenues	$272,351	$267,308	$252,640	$124,680
Total expenses	122,512	143,331	120,830	141,922
Net income (loss)	$149,839	$123,977	$131,810	$(17,242)

Net income (loss) per
limited partners unit	$12.82	$10.61	$11.28	$(1.54)

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 78, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 58, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 55, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 54, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 73, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 53, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                   Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partners received $78,000 during each of 2009, 2008 and 2007 as an annual administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

Through repurchase offers to the limited partners, the Managing General Partner owns 773.3 limited partner units, a 6.6% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 16.6%.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

In 2009, the Managing General Partner received $78,000 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $46,900 for administrative overhead attributable to operating such properties during 2009.

The terms of the above transactions are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                      Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2009	2008
Audit Fees	$17,163	$18,030
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$17,163	$18,030

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 31, 2010