Form 10-Q
period 2010-03-31
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2010-05-14
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,728	$11,723
Receivable from Managing General Partner	24,846	22,309
New Mexico income tax deposits	9,761	7,378
Total current assets	46,335	41,410

Oil and gas properties - using the full-
cost method of accounting	3,993,167	3,981,627
Less accumulated depreciation,
depletion and amortization	3,716,729	3,711,103

Net oil and gas properties	276,438	270,524

	$322,773	$311,934

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$257,166	$262,047

Partners' equity (deficit):
General partners	(13,844)	(15,979)
Limited partners	79,451	65,866

Total partners' equity	65,607	49,887

	$322,773	$311,934

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Oil and gas	$158,150	$80,375
Interest	4	15
	158,154	80,390

Expenses

Production	102,384	71,697
Depreciation, depletion and amortization	5,626	7,040
Accretion of asset retirement obligations	4,677	5,402
General and administrative	29,747	31,886
	142,434	116,025

Net income (loss)	$15,720	$(35,635)

Net income (loss) allocated to:

Managing General Partner	$1,921	$(2,574)

General partner	$214	$(286)

Limited partners	$13,585	$(32,775)

Per limited partner unit	$1.30	$(3.13)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from sales of oil and gas	$153,230	$79,135
Cash paid to suppliers	(141,689)	(128,231)
Interest received	4	15

Net cash provided by (used in) operating activities	11,545	(49,081)

Cash flows from investing activities:

Additions to oil and gas properties	(11,540)	-
Proceeds from sale of equipment	-	71

Net cash (used in) provided by investing activities	(11,540)	71

Net increase (decrease) in cash and cash equivalents	5	(49,010)

Beginning of period	11,723	51,539

End of period	$11,728	$2,529

Reconciliation of net income (loss) to net cash
provided by operating activities:

Net income (loss)	$15,720	$(35,635)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation, depletion and amortization	5,626	7,040
Accretion of asset retirement obligations	4,677	5,402
Settlement of asset retirement obligations
for plugged and abandoned wells	(9,558)	-
Increase in receivables and deposits	(4,920)	(1,240)
Decrease in payables	-	(24,648)

Net cash provided by (used in) operating activities	$11,545	$(49,081)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Southwest Royalties Institutional Income Fund X-A, L.P.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$262,047	$240,261
Reduction of obligations due to wells plugged and abandoned	(9,558)	-
Accretion expense	4,677	5,402
End of period	$257,166	$245,663

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	2,036	2,141
Gas production in mcf	1,375	2,425
Total (BOE)	2,265	2,545
Average price per barrel of oil	$73.03	$32.63
Average price per mcf of gas	$6.88	$4.33
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $77,775, of which price variances accounted for a $85,753 increase and production variances accounted for a $7,978 decrease.

Production in 2010 (on a BOE basis) was 11% lower than 2009.  Our oil production decreased 5% in 2010 compared to 2009.  Our gas production decreased 43% in 2010 compared to 2009 due primarily to production declines on two wells.

In 2010, our realized oil price was 124% higher than 2009, while our realized gas price was 59% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $28.17 per BOE in 2009 to $45.20 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to surface and subsurface repairs on a property and a workover performed on a well.

Depletion on a BOE basis decreased 10% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,414, of which rate variances accounted for a $640 decrease and production variances accounted for a $774 decrease.

Accretion expense decreased 13% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 7% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
There were no partnership distributions during the quarter ending March 31, 2010.  Cumulative cash distributions of $3,896,963 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $3,564,921 or $340.03 per limited partner unit has been distributed to the limited partners, representing 68% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010