Form 10-Q
period 2010-06-30
SOUTHWEST OIL & GAS INCOME FUND X-A LP
filed 2010-08-13
CIK 859905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund X-A, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$26,844	$11,723
Receivable from Managing General Partner	-	22,309
New Mexico income tax deposits	12,016	7,378
Total current assets	38,860	41,410

Oil and gas properties - using the full-
cost method of accounting	3,994,755	3,981,627
Less accumulated depreciation,
depletion and amortization	3,722,458	3,711,103

Net oil and gas properties	272,297	270,524

	$311,157	$311,934

Liabilities and Partners' (Deficit) Equity

Current liability:
Payable to Managing General Partner	$293,288	$-

Asset retirement obligation	248,036	262,047

Partners' (deficit) equity:
General partners	(42,852)	(15,979)
Limited partners	(187,315)	65,866

Total partners' (deficit) equity	(230,167)	49,887

	$311,157	$311,934

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$161,311	$120,847	$319,461	$201,222
Interest	8	1	12	16
	161,319	120,848	319,473	201,238
Expenses

Production	419,251	97,066	521,636	168,763
Depreciation, depletion and amortization	5,729	6,158	11,355	13,198
Accretion expense	4,466	5,433	9,143	10,835
General and administrative	27,103	23,703	56,850	55,589
	456,549	132,360	598,984	248,385

Net loss	$(295,230)	$(11,512)	$(279,511)	$(47,147)

Net loss allocated to:
Managing General Partner	$(26,055)	$(482)	$(24,134)	$(3,055)

General Partner	$(2,895)	$(53)	$(2,682)	$(340)

Limited partners	$(266,280)	$(10,977)	$(252,695)	$(43,752)

Per limited partner unit	$(25.40)	$(1.05)	$(24.10)	$(4.17)

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund X-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from sale of oil and gas	$337,132	$203,401
Cash paid to suppliers	(308,352)	(247,149)
Interest received	12	16
Net cash provided by (used in) operating activities	28,792	(43,732)

Cash flows used in investing activities:

Additions of oil and gas properties	(13,128)	(402)

Cash flows used in financing activities:

Distributions to partners	(543)	(4,875)

Net increase (decrease) in cash and cash equivalents	15,121	(49,009)

Beginning of period	11,723	51,539

End of period	$26,844	$2,530

Reconciliation of net loss to net cash
provided by operating activities:

Net loss	$(279,511)	$(47,147)

Adjustments to reconcile net loss to net cash
provided by operating activities:

Depreciation, depletion and amortization	11,355	13,198
Accretion expense	9,143	10,835
Settlement of asset retirement obligations
for plugged and abandoned wells	(23,154)	(5,203)
Decrease in receivables	17,671	2,179
Increase (decrease) in payables	293,288	(17,594)
Net cash provided by (used in) operating activities	$28,792	$(43,732)

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$-	$4,908

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$262,047	$240,261
Reduction of obligations due to well plugged and abandoned	(23,154)	(5,203)
Revision of estimates	-	4,908
Accretion expense	9,143	10,835
End of period	$248,036	$250,801

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	2,119	2,040
Gas production in mcf	1,358	2,281
Total (BOE)	2,345	2,420
Average price per barrel of oil	$72.77	$55.24
Average price per mcf of gas	$5.24	$3.58
Partnership distributions	$543	$4,875
Limited partner distributions	$486	$4,413
Per unit distribution to limited partners	$.05	$.42
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $40,464, of which price variances accounted for a $39,404 increase and production variances accounted for a $1,060 increase.

Production in 2010 (on a BOE basis) was 3% lower than 2009.  Our oil production in 2010 was 4% higher than 2009.  Our gas production was 40% lower in 2010 due primarily to the production decline on one well.

In 2010, our realized oil price was 32% higher than 2009, while our realized gas price was 46% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $40.11 per BOE in 2009 to $178.79 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the cost to plug and abandon two oil wells.

Depletion on a BOE basis decreased 4% in 2010.  Comparing 2010 to 2009, depletion expense decreased $429, of which rate variances accounted for a $239 decrease and production variances accounted for a $190 decrease.

Accretion expense decreased 18% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 14% higher in 2010 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	4,155	4,181
Gas production in mcf	2,733	4,706
Total (BOE)	4,611	4,965
Average price per barrel of oil	$72.90	$43.66
Average price per mcf of gas	$6.07	$3.97
Partnership distributions	$543	$4,875
Limited partner distributions	$486	$4,413
Per unit distribution to limited partners	$.05	$.42
Number of limited partner units	10,484	10,484

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $118,239, of which price variances accounted for a $127,205 increase and production variances accounted for an $8,966 decrease.

Production in 2010 (on a BOE basis) was 7% lower than 2009.  Our oil production in 2010 was 1% lower than 2009.  Our gas production was 42% lower in 2010 due primarily to the production decline on one well.

In 2010, our realized oil price was 67% higher than 2009, while our realized gas price was 53% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $33.99 per BOE in 2009 to $113.13 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the cost to plug and abandon three wells.

Depletion on a BOE basis decreased 7% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,843, of which rate variances accounted for a $900 decrease and production variances accounted for a $943 decrease.

Accretion expense decreased 16% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% higher in 2010.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2010 were $543, of which $486 was distributed to the limited partners and $57 to the general partners.  Cumulative cash distributions of $3,897,506 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $3,565,407 or $340.08 per limited partner unit has been distributed to the limited partners, representing 68% of contributed capital.

The Partnership reported a deficit in partners’ equity of $230,167 at June 30, 2010.  Recently the Partnership was required to plug and abandon three wells, and during the process incurred substantial costs to fish collapsed tubing from the well bores of two of the wells.  Many of the Partnership’s wells are nonproductive and must be plugged in compliance with applicable regulations.  The Partnership is not liable for asset retirement costs except to the extent of its future cash flow.  As costs are incurred to plug and abandon Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund X-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010